Form 10-Q
period 2007-12-31
WILLIAM PENN BANCORP INC
filed 2008-03-27
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-148219

WILLIAM PENN BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States	37-1562563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8150 Route 13, Levittown, Pennsylvania	19057
(Address of principal executive offices)	(Zip Code)

(215) 945-1200
(Registrant’s telephone number, including area code)

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of the date of the filing of this Form 10-Q, there are no shares outstanding of any class of common stock of the issuer.

* * * * * *

NOTE: On February 11, 2008 the Registrant’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus which formed a part thereof related to the offering of the Registrant’s common stock in connection with the mutual holding company reorganization (the “Reorganization”) of William Penn Bank, FSB (the “Bank”). Upon consummation of the Reorganization, the Bank will become a wholly owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business prior to the consummation of the Reorganization. The Registrant will not have any material assets or liabilities prior to the consummation of the Reorganization. The information presented in this Form 10-Q therefore relates solely to the business conducted by the Bank.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

William Penn Bank, FSB

Consolidated Balance Sheets (in Thousands)

	December 31,	June 30,
	2007	2007
ASSETS	(Unaudited)

Cash and due from banks	$13,412	$14,229
Interest bearing time deposits	2,826	3,418
Securities available for sale	12	25
Securities held to maturity, fair value $60,008 and $61,049	59,236	61,637
Loans receivable, net of allowance for loan losses $1,860 and $1,840	183,557	180,204
Premises and equipment, net	1,856	1,937
Federal Home Loan Bank stock, at cost	4,041	3,838
Deferred income taxes	1,816	1,816
Accrued interest receivable and other assets	2,181	1,726
Total Assets	$268,937	$268,830

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing	$1,940	$1,755
Interest bearing	158,146	157,185

Total Deposits	160,086	158,940

Advances from Federal Home Loan Bank	71,000	71,000
Advances from borrowers for taxes and insurance	1,342	1,947
Accrued interest payable and other liabilities	2,522	2,885
Total Liabilities	234,950	234,772

Commitments and Contingencies	—	—

Equity	33,987	34,058
Total Liabilities and Equity	$268,937	$268,830

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statements of Operations (in Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unuadited)
Interest Income
Loans receivable, including fees	$2,998	$2,854	$5,993	$5,731
Taxable securities	839	683	1,678	1,445
Other	213	216	461	373
Total Interest Income	4,050	3,753	8,132	7,549

Interest Expense
Deposits	1,651	1,520	3,321	3,012
Borrowings	972	970	1,982	1,924
Total Interest Expense	2,623	2,490	5,303	4,936
Net Interest Income	1,427	1,263	2,829	2,613
Provision for Loan Losses	-	41	20	81
Net Interest Income after Provision for Loan Losses	1,427	1,222	2,809	2,532

Other Income
Service fees	39	40	65	62
Realized gains on sales of available for sale securities	-	7	-	7
Other	34	45	67	79
Total Other Income	73	92	132	148

Other Expenses
Salaries and employee benefits	496	469	953	955
Occupancy and equipment	168	140	320	289
FHLB Prepayment Penalty	1,524	-	1,524	-
Other	131	106	270	228
Total Other Expenses	2,319	715	3,067	1,472

Income (Loss) before Income Taxes	(819)	599	(126)	1,208
Income Tax (Benefit) Expense	(290)	151	(55)	358
Net Income (Loss)	$(529)	$448	$(71)	$850

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statement of Equity (in Thousands) (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance – June 30, 2007	$34,232	$(174)	$34,058

Comprehensive Loss
Net Loss	(71)	—	(71)

Total Comprehensive Loss			$(71)

Balance – December 31, 2007	$34,161	$(174)	$33,987

See accompanying notes to unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statements of Cash Flows (in Thousands)

	Six Months Ended December 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(71)	$850
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	20	81
Provision for depreciation	81	67
Net accretion of securities premiums and discounts	(120)	(93)
Proceeds from sales of loans	200	—
Realized gains on sales of securities	—	(7)
Increase in accrued interest receivable and other assets	(455)	(100)
Decrease in accrued interest payable and other liabilities	(363)	(14)

Net Cash Provided by (Used in) Operating Activities	(708)	784

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(95)	(5,315)
Proceeds from sales of securities	108	5,189
Securities held to maturity:
Purchases	(6,002)	(12,424)
Maturities, calls and principal paydowns	8,523	17,931
Net (increase) decrease in loans receivable	(3,573)	2,665
Net (increase) decrease in interest bearing time deposits	592	(301)
Net increase in Federal Home Loan Bank stock	(203)	(195)
Purchases of premises and equipment	—	(54)

Net Cash (Used in) Provided by Investing Activities	(650)	7,496

Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,146	(4,098)
Proceeds from advances from Federal Home Loan Bank	55,000	5,000
Repayment of advances from Federal Home Loan Bank	(55,000)	—
Decrease in advances from borrowers for taxes and insurance	(605)	(667)

Net Cash Provided by Financing Activities	541	235

Net Increase (Decrease) in Cash and Cash Equivalents	(817)	8,515

Cash and Cash Equivalents – Beginning	14,229	7,476

Cash and Cash Equivalents – Ending	$13,412	$15,991

Supplementary Cash Flows Information
Interest paid	$5,423	$4,900
Income taxes paid	$240	$390

See accompanying notes to the unaudited consolidated financial statements.

WILLIAM PENN BANK, FSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – William Penn Bancorp, Inc.

The registrant, William Penn Bancorp, Inc., is in organization and to date has not yet commenced operations; accordingly the financial statements of William Penn Bancorp, Inc. have been omitted. The Registration Statement on Form S-1 (File No. 333-148219), as amended, filed by William Penn Bancorp, Inc. with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 1,381,511 shares (subject to increase to 1,586,655 shares) of its common stock at $10.00 per share, was declared effective by the Securities and Exchange Commission on February 11, 2008. The offering commenced February 21, 2008 and is expected to close in early April 2008.

Note 2 - Nature of Operations

William Penn Bank, FSB (the Bank) is a federally chartered mutual savings bank. The Bank’s primary business consists of the taking of deposits and granting of mortgage loans to customers generally in the Bucks County, Pennsylvania area. The Bank is supervised and regulated by the Office of Thrift Supervision.

Note 3 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, WPSLA Investment Corporation. WPSLA Investment Corporation was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2007 was derived from the Bank’s audited consolidated financial statements as of June 30, 2007. That data, along with the interim financial information presented in the consolidated balance sheets, statements of operations, statement of change in equity and statements of cash flows should be read in conjunction with the 2007 consolidated financial statements of William Penn Bank, FSB, including the notes thereto included in the Registration Statement of William Penn Bancorp, Inc. on Form S-1, as amended (File No. 333-148219). William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)
Unrealized holding gains (losses) on
available for sale securities	$—	$—	$—	$(6)
Reclassification adjustment for gains
included in net income	—	(7)	—	(7)

Net Unrealized Losses	—	(7)	—	(1)
Income tax effect	—	2	—	—
Net of Tax Amount	$—	$(5)	$—	$(1)

Note 5 – Advances from Federal Home Loan Bank

In December 2007, the Bank refinanced $25,000,000 of advances from the Federal Home Loan Bank, which had a weighted average interest rate of 5.87%. The refinancing was funded with new advances totaling $30,000,000, which have a weighted average interest rate of 3.84%. The transaction resulted in a prepayment penalty of approximately $1,524,000 which is reflected in other expenses in the three month period ending December 31, 2007.

Note 6 – Employee Pension Plan

The Bank has a pension plan covering substantially all employees. It is the Bank’s intention to terminate this plan effective January 20, 2008. $322,000 was contributed to the plan in September, 2007 which fully funded the plan on a termination basis. All obligations are expected to be satisfied by lump-sum disbursements to plan participants. The $322,000 prepaid contribution will be recognized as an expense in the quarter ended March 31, 2008 when distributions are made to participants.

Note 7 – Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Bank is evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Bank is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Bank’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Bank July 1, 2008. The Bank is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

FASB statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Bank’s accounting for business combinations beginning July 1, 2009.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105 “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Bank does not expect SAB 109 to have a material impact on its financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Form 10-Q, the terms “we”, “us” or “our” refer to William Penn Bancorp, Inc. or William Penn Bank, FSB, or both, as the context indicates. We also refer to William Penn Bank, FSB as “the Bank” and to William Penn Bancorp, Inc. as “the Registrant” or “the Company.”

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	our ability to successfully manage our growth; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Any of the forward-looking statements that we make in this Form 10-Q and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make,

because of the factors illustrated above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Overview

This discussion and analysis reflects William Penn Bank’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with William Penn Bank’s unaudited consolidated financial statements and accompanying notes thereto included in this Form 10-Q.

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans, and borrowed funds, for our lending and investing activities. Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Net interest income is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds.

Anticipated Loss for the Fiscal Year Ending June 30, 2008

We incurred a prepayment penalty during the quarter ended December 31, 2007 of $1.5 million in connection with the refinancing of our Federal Home Loan Bank borrowings. The after-tax expense related to the penalty is approximately $1.0 million. We also expect to have an additional compensation expense in the quarter ending March 31, 2008 in connection with the termination of our defined benefit pension plan effective on January 20, 2008. While no future benefits will be accrued under the plan following its termination, we will be required to make a significant one-time charge to fully fund the plan. We currently expect that pension expense will be approximately $322,000 (on an after-tax basis the expense amounts to $213,000). We will also have a significant expense related to the establishment of a charitable foundation in connection with the initial public offering of William Penn Bancorp, Inc. We will contribute to the foundation approximately 2% of the total outstanding shares of William Penn Bancorp common stock and $150,000 in cash. This contribution of shares and cash will have an adverse effect on our net income for the quarter and year in which we make the contribution. The after-tax expense of the contribution will reduce net income in our 2008 fiscal year by approximately $636,000.

The combination of these expenses (the prepayment penalty on FHLB advances, the cost of bringing the pension plan into fully funded status to qualify the plan for termination and the expense of the contribution to the charitable foundation) is expected to result in our incurring a net loss for the fiscal year ending June 30, 2008.

Anticipated Increase in Operating Expenses

Our results of operations are significantly affected by other expenses, which includes salaries and benefits expense, occupancy and equipment expense and other general and administrative expenses such as data processing, professional fees and marketing/advertising costs.

After the stock offering, additional annual employee compensation and benefit expenses stemming from the shares granted to employees, officers and directors under new benefit plans will increase this category of expense. We will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards over the vesting period of awards made to recipients. In addition, we will be required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. Our decision to terminate the pension plan as of January 2008 was made in order to mitigate benefit costs in anticipation of these stock related compensation expenses.

We also expect that noninterest expense will be higher going forward as a result of the accounting, legal and various other additional noninterest expenses associated with operating as a public company, particularly as a result of the requirements of the Sarbanes-Oxley Act of 2002. We will have public company expenses that we have not had previously such as periodic reporting, annual meetings, retention of a transfer agent and professional fees.

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network; we currently intend to open up to three new offices over approximately the next five years. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and our significant policies are described in Note 2 to our consolidated financial statements included in the Registration Statement of William Penn Bancorp, Inc. on Form S-1, as amended (File No. 333-148219). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for deferred tax assets and other-than-temporary impairment of securities.

Allowance for Loan Losses. The allowance for loan losses is maintained by management at a level which represents their evaluation of known and inherent losses in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would require us to record a charge against income during the period the provision is made, resulting in a reduction of our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries of loans previously charged-off, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Other-than-Temporary Investment Security Impairment. Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Our total assets were $268.9 million at December 31, 2007, representing a slight increase over $268.8 million at June 30, 2007, primarily due to a $3.4 million increase in loans receivable, net to $183.6 million at December 31, 2007 from $180.2 million at June 30, 2007. The increase in loans was offset by a $1.4 million or 8.0% decrease in cash and amounts due from banks and a $2.4 million or 3.9% decrease in securities held to maturity to $59.2 million from $61.6 million. There was a $1.2 million increase in deposits to $160.1 million from $158.9 million, and FHLB borrowings remained unchanged at $71.0 million.

Equity fell by $71,000 to $34.0 million at December 31, 2007, from $34.1 million at June 30, 2007. The decrease was the result of the Bank’s net loss incurred for the quarter.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2007 and 2006

General.For the three months ended December 31, 2007 there was a net loss of $529,000. The net loss was primarily the result of the prepayment penalty for the refinancing of FHLB advances during the quarter. The prepayment penalty, net of the tax effect, was $1.0 million. For the six months ended December 31, 2007, there was a net loss of $71,000 which was also primarily related to the FHLB refinancing prepayment penalty. For the three and six months ended December 31, 2006, net income totaled $448,000 and $850,000, respectively.

Interest Income.Total interest income increased $297,000 to $4.1 million for the three months ended December 31, 2007, from $3.8 million for the three months ended December 31, 2006. Interest income on loans receivable was $3.0 million for the three months ended December 31, 2007 compared to $2.9 million for the same period in 2006. Interest income on securities improved by $156,000 to total $839,000 compared to $683,000 in the prior year period.

For the six months ended December 31, 2007, total interest income increased $583,000 to $8.1 million, from $7.5 million for the six months ended December 31, 2006. Interest income on loans receivable was $262,000 higher, $6.0 million for the six months ended December 31, 2007 compared to $5.7 million for the same period in 2006. Interest income on securities improved by $233,000 to total $1.7 million compared to $1.4 million in the prior year period.

Interest Expense.Total interest expense increased $133,000 to $2.6 million for the three months ended December 31, 2007 as compared to $2.5 million for the same period in 2006. The increase resulted primarily from an increase in deposit expense to $1.7 million from $1.5 million. Expense on borrowings was $972,000 compared to $970,000.

For the six months ended December 31, 2007, total interest expense increased $367,000 to $5.3 million as compared to $4.9 million for the same period in 2006. The increase resulted primarily from a $309,000 increase in deposit expense to $3.3 million from $3.0 million. Expense on borrowings was $2.0 million compared to $1.9 million.

It has been the Bank’s practice consistently to offer deposit rates toward the high end of current market ranges. The Bank expects to have lower borrowing expense going forward as a result of the refinancing of certain of the Bank’s FHLB advances during the quarter ending December 31, 2007, as discussed above.

Net Interest Income. For the three months ended December 31, 2007, the Bank’s interest rate spread and net interest margin were 1.54% and 2.16% compared to 1.38% and 1.99% for the three months ended December 31, 2006. The interest rate spread and net interest margin for the six months ended December 31, 2007 were 1.51% and 2.14% as compared to 1.45% and 2.05% for the six months ended December 31, 2006. Average interest-earning assets rose to $264.0 million and $264.0 million for the three and six months ended December 31, 2007 as compared to $255.1 million and $255.1 million for the comparable 2006 periods. Average interest-bearing liabilities were $228.5 million and $228.5 million compared to $219.7 million and $220.8 million for the 2006 periods.

The following table sets forth certain information with respect to the Bank’s interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented.

	For the Three Months Ended December 31,						For the Six Months Ended December 31,
	2007			2006			2007			2006
			Average			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest earning assets:
Net loans receivable	$183,419	$2,998	6.54%	$179,913	$2,854	6.35%	$182,673	$5,993	6.56%	$180,765	$5,731	6.34%
Securities—taxable	60,119	839	5.58%	58,656	683	4.66%	61,753	1,678	5.43%	60,420	1,445	4.78%
Other interest-earning assets	20,422	213	4.17%	15,439	216	5.60%	19,839	461	4.65%	13,923	373	5.36%
Total interest-earning assets	263,960	4,050	6.14%	254,008	3,753	5.91%	264,265	8,132	6.15%	255,108	7,549	5.92%
Non-interest earning assets	4,574			3,767			4,441			3,767
Total Assets	$268,534			$257,775			$268,706			$258,875

Interest-bearing liabilities:
NOW accounts	$ 12,380	47	1.52%	$ 13,196	48	1.45%	$ 12,524	93	1.49%	$ 13,409	95	1.42%
Money Market Accounts	38,334	396	4.13%	33,748	341	4.04%	38,245	796	4.16%	33,401	665	3.98%
Savings and Club accounts	13,279	102	3.07%	13,299	94	2.83%	13,409	201	3.00%	13,628	181	2.66%
Certificates of deposit	93,475	1,106	4.73%	92,236	1,037	4.50%	93,367	2,231	4.78%	93,667	2,071	4.42%
Total Deposits	157,468	1,651	4.19%	152,479	1,520	3.99%	157,545	3,321	4.22%	154,105	3,012	3.91%
Federal Home Loan Bank Advances	71,000	972	5.48%	67,250	970	5.77%	71,000	1,982	5.58%	66,714	1,924	5.77%
Total interest-bearing liabilities	228,468	2,623	4.59%	219,729	2,490	4.53%	228,545	5,303	4.64%	220,819	4,936	4.47%
Non-interest-bearing deposits	1,743			1,370			1,640			1,324
Non-interest-bearing liabilities	3,886			3,438			4,214			3,717
Total Liabilities	234,097			224,537			234,399			225,860
Equity	34,437			33,238			34,307			33,015
Total Liabilities and Equity	$268,534			$257,775			$268,706			$258,875
Net interest income		$1,427			$1,263			$2,829			$2,613
Interest rate spread			1.54%			1.38%			1.51%			1.45%
Net interest margin			2.16%			1.99%			2.14%			2.05%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.53%			115.60%			115.63%			115.53%

Provision for Loan Losses.We charge to operations provisions for loan losses at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

There was no provision for loan losses made during the three months ended December 31, 2007 compared to $41,000 in the three months ended December 31, 2006. For the six months ended December 31, 2007 the provision totaled $20,000 compared to $81,000 for the prior year period. Non-performing loans were 0.41% of total loans at December 31, 2007, as compared to 1.13% of total loans at June 30, 2007. The decrease in non-performing loans between June 30, 2007 and December 31, 2007 is attributable to a single loan relationship of approximately $1.2 million being brought current.

Noninterest Income. Noninterest income was $73,000 for the three months ended December 31, 2007 compared to $92,000 for same period in 2006. The decrease was due to $7,000 of gains on sales of securities in the 2006 period and none in the 2007 period and an $11,000 decline in other noninterest income. Service fee income was $39,000 and $40,000 for the three months ended December 31, 2007 and 2006, respectively.

For the six months ended December 31, 2007, noninterest income was $132,000 compared to $148,000 for same period in 2006 caused by a $3,000 decline in service fee income. Other noninterest income was $67,000 and $79,000 for the six months ended December 31, 2007 and 2006, respectively.

Traditionally, noninterest income has not been a significant area of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities is not expected to be a large item in noninterest income. We currently have no plans to seek fee income generation through the offering of complementary services or acquisition of fee producing subsidiaries such as title insurance or third-party securities sales. We do not at present hold any bank owned life insurance.

Noninterest Expense.Noninterest expense was significantly impacted during the three months ended December 31, 2007 by the $1.5 million prepayment penalty for refinancing FHLB advances. Noninterest expense for the three months ended December 31, 2007 was $2.3 million compared to $715,000 for the same period in 2006. Without the penalty, noninterest expense would have been $795,000 for the 2007 period. All components of noninterest expense were higher in the 2007 period.

For the six months ended December 31, 2007, noninterest expense was $3.1 million compared to $1.5 million for the same period in 2006. The 2007 period was significantly impacted by the $1.5 million prepayment penalty for refinancing FHLB advances. Without the penalty, noninterest expense would have been $1.5 million for the 2007 period. Salaries and employee benefits expense fell by $2,000 for the 2007 period while occupancy and equipment expense and other noninterest expense rose by $31,000 and $42,000, respectively. The increase in occupancy and equipment was due to landscaping tree removal and paving repairs. Other noninterest expenses increased primarily due to write-offs related to the Bank’s investment in a low-income housing project.

Provision for Income Taxes. For the three and six months ended December 31, 2007 there was an income tax benefit of $290,000 and $55,000 as compared to income tax expense of $151,000 and $358,000 for the same periods in 2006. The benefit for the 2007 periods was the result of the net loss for those periods caused by the FHLB prepayment penalty. The Bank’s effective tax rates for the three and six months ended December 31, 2006 were 29.6% and 25.2%, respectively. The Company’s effective tax rate was lower than the statutory rate due to a tax credit of $40,000 related to the Bank’s investment in a low-income housing project taken during the three months ended December 31, 2006.

Liquidity, Commitments and Capital Resources

The Bank must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimum losses.

The Asset and Liability Management Committee of the Board of Directors sets limits and controls to guide senior management’s managing of our overall liquidity position and risk. This Committee, along with senior management, is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis.

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, we constantly evaluate our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Bank’s loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands.

At December 31, 2007, the total approved loan origination commitments outstanding amounted to $4.7 million. At that date, construction loans in process were $10.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $60 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. At December 31, 2007, we had an unused borrowing capacity of $117.8 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2007, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of December 31, 2007, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$35,557	24.04%
Core Capital (to risk-weighted assets)	33,994	22.98%
Core Capital (adjusted total assets)	33,994	12.65%
Tangible Capital (to adjusted total assets)	33,994	12.65%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving William Penn Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2007, we had no significant off-balance sheet commitments other than commitments to extend credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of William Penn Bank, FSB presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature, therefore, interest rates generally have a more significant impact on our performance than do general levels of inflation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of December 31, 2007.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)       On February 11, 2008, the Securities and Exchange Commission declared the registrant’s Registration Statement on Form S-1 (Commission File No. 333-148219) effective. The Registration Statement covered the sale by the registrant of up to 1,586,655 shares of its common stock, $.10 par value, in connection with the mutual holding company reorganization of William Penn Bank, FSB (the “Bank”). Keefe, Bruyette & Woods, Inc. is managing the offering on a best efforts basis. The subscription offering was commenced on February 21, 2008 and terminated on March 17, 2008. The reorganization was approved by the Bank’s members at a special meeting held on March 25, 2008.

(c)	Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

2.1	Plan of Mutual Holding Company Reorganization and Stock Issuance *
3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan *
10.2	Deferred Compensation Plan for Directors *
10.3	Restated Deferred Compensation Plan *
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

_______

*          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: March 27, 2008	Charles Corcoran, President (Duly authorized officer and principal financial officer)