Form 10-Q
period 2008-03-31
WILLIAM PENN BANCORP INC
filed 2008-05-15
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-53172

WILLIAM PENN BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States	37-1562563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8150 Route 13, Levittown, Pennsylvania	19057
(Address of principal executive offices)	(Zip Code)

(215) 945-1200

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2008, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

William Penn Bank, FSB

Consolidated Balance Sheets (In Thousands)

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)

Cash and due from banks	$13,373	$14,229
Interest bearing time deposits	3,749	3,418
Securities available for sale	15	25
Securities held to maturity, fair value $60,380 and $61,049	58,959	61,637
Loans receivable, net of allowance for loan losses $1,860 and $1,840	185,751	180,204
Premises and equipment, net	1,846	1,937
Federal Home Loan Bank stock, at cost	3,642	3,838
Deferred income taxes	1,727	1,816
Accrued interest receivable and other assets	2,209	1,726
Total Assets	$271,271	$268,830

LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest bearing	$1,242	$1,755
Interest-bearing	155,735	157,185
Deposits held for Stock Purchase	9,260	—

Total Deposits	166,237	158,940

Advances from Federal Home Loan Bank	66,000	71,000
Advances from borrowers for taxes and insurance	1,985	1,947
Accrued interest payable and other liabilities	2,483	2,885
Total Liabilities	236,705	234,772

Equity	34,566	34,058
Total Liabilities and Equity	$271,271	$268,830

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statements of Operations (In Thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)
Interest Income

Loans receivable, including fees	$2,920	$2,837	$8,913	$8,568
Taxable Securities	705	707	2,383	2,152
Other	232	313	693	686
Total Interest Income	3,857	3,857	11,989	11,406

Interest Expense

Deposits	1,462	1,572	4,783	4,584
Borrowings	808	988	2,790	2,912
Total Interest Expense	2,270	2,560	7,573	7,496

Net Interest Income	1,587	1,297	4,416	3,910

Provision For Loan Losses	—	35	20	116

Net Interest Income after Provision for
Loan Losses	1,587	1,262	4,396	3,794

Other Income

Service fees	32	28	97	90
Realized gains (losses) on sale of
Available for Sale Securities	—	(1)	—	6
Other	34	35	101	114
Total Other Income	66	62	198	210

Other Expenses

Salaries and employee benefits	462	446	1,415	1,401
Termination of defined benefit pension plan	269	—	269	—
Occupancy and equipment	160	152	480	441
Prepayment Penalty on FHLB advances	—	—	1,524	—
Other	155	143	425	371
Total Other Expenses	1,046	741	4,113	2,213

Income before Income Taxes	607	583	481	1,791

Income Tax Expenses	202	198	147	556
Net Income	$405	$385	$334	$1,235

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statement of Equity (In Thousands) (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance – July 1, 2006	$32,672	$—	$32,672

Net income	1,235	—	1,235

Balance – March 31, 2007	$33,907	$—	$33,907

Balance – July 1, 2007	$34,232	$(174)	$34,058

Comprehensive Income
Net income	334	—	334
Change in unrealized loss on defined
benefit pension plan, net of taxes	—	174	174

Total Comprehensive Income			$508

Balance – March 31, 2008	$34,566	$—	$34,566

See accompanying notes to unaudited consolidated financial statements.

William Penn Bank, FSB

Consolidated Statements of Cash Flows (In Thousands)

	Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$334	$1,235
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for loan losses	20	116
Provision for depreciation	123	136
Net accretion of securities premiums and discounts	(188)	(145)
Realized gains on sales of securities	—	(6)
Increase in accrued interest receivable and other assets	(483)	(109)
Increase (decrease) in accrued interest payable and other liabilities	(139)	11

Net Cash Provided by (Used in) Operating Activities	(333)	1,238

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(98)	(7,342)
Proceeds from sales of securities	108	7,887
Securities held to maturity:
Purchases	(16,133)	(26,415)
Maturities, calls and principal paydowns	18,999	25,851
Net (increase) decrease in loans receivable	(5,567)	335
Net increase in maturities of interest bearing time deposits	(331)	(618)
Net (increase) decrease in Federal Home Loan Bank Stock	196	(174)
Purchases of premises and equipment	(32)	(83)

Net Cash Used in Investing Activities	(2,858)	(559)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	7,297	(1,792)
Proceeds from advances from Federal Home Loan Bank	30,000	5,000
Repayment of advances from Federal Home Loan Bank	(35,000)	—
Increase (decrease) in advances from borrowers for taxes and
insurance	38	(22)
Net Cash Provided by Financing Activities	2,335	3,186
Net Increase (Decrease) in Cash and Cash Equivalents	(856)	3,865
Cash and Cash Equivalents-Beginning	14,229	7,476
Cash and Cash Equivalents-Ending	$13,373	$11,341
Supplementary Cash Flows Information
Interest paid	$7,555	$7,546
Income taxes paid	$240	$390

See accompanying notes to the unaudited consolidated financial statements.

WILLIAM PENN BANK, FSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – William Penn Bancorp, Inc.

The registrant, William Penn Bancorp, Inc. (the “Company”) is a federally chartered corporation formed for the purpose of becoming the mid-tier holding company for William Penn Bank, FSB (the “Bank”) in connection with its mutual holding company reorganization.

On April 15, 2008, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. As part of the transaction, the Company sold 1,025,283 shares of its common stock, $.10 par value, to the public at $10.00 per share (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the Company) and issued 2,548,713 shares to William Penn, MHC. In addition, the Company contributed 67,022 shares to the William Penn Bank Community Foundation. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to April 15, 2008.

Note 2 - Nature of Operations

William Penn Bank, FSB (the “Bank”) is a federally chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of mortgage loans to customers generally in the Bucks County, Pennsylvania area. The Bank is supervised and regulated by the Office of Thrift Supervision.

Note 3 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, WPSLA Investment Corporation. WPSLA Investment Corporation was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine month periods ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2007 was derived from the Bank’s audited consolidated financial statements as of June 30, 2007. That data, along with the interim financial information presented in the consolidated balance sheets, statements of operations, statement of changes in equity and statements of cash flows should be read in conjunction with the 2007 consolidated financial statements of William Penn Bank, FSB, including the notes thereto included in the Registration Statement of William Penn Bancorp, Inc. on Form S-1, as amended (File No. 333-148219). William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in unrecognized pension assets or liabilities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)
Unrealized holding gains (losses) on
available for sale securities	$—	$—	$—	$6
Reclassification adjustment for (gains)
included in net income	—	—	—	(6)
Reclassification adjustment expense
for termination of defined benefit pension
plan	263	—	263	—
	263	—	263	—
Net Unrealized Losses
Income tax effect	89	—	89	—
Net of Tax Amount	$174	$—	$174	$—

Note 5 – Advances from Federal Home Loan Bank

In December 2007, the Bank refinanced $25,000,000 of advances from the Federal Home Loan Bank, which had a weighted average interest rate of 5.87%. The refinancing was funded with new advances totaling $30,000,000, which have a weighted average interest rate of 3.84%. The transaction resulted in a prepayment penalty of approximately $1.5 million which is reflected in other expenses in the nine month period ending March 31, 2008.

Note 6 – Employee Pension Plan

The Bank terminated its defined benefit Pension Plan effective January 20, 2008. All obligations to plan participants were paid in full on March 31, 2008 through lump sum distributions. Pension expense related to the termination of $269,000 was included in salaries and employee benefit expenses for the quarter ended March 31, 2008. In addition, the FASB Statement (“SFAS”) No. 158 accounting adjustment related to the pension plan was reversed which resulted in a decrease in other liabilities of $260,000 and an increase to comprehensive income of $174,000, net of an $89,000 deferred tax adjustment.

Note 7 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Bank is evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2008, the FASB issued proposed FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Bank is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Bank’s operating income or net earnings.

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

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105 “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Bank is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transaction.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Bank is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Anticipated Loss for the Fiscal Year Ending June 30, 2008

We incurred a prepayment penalty during the quarter ended December 31, 2007 of $1.5 million in connection with the refinancing of our Federal Home Loan Bank borrowings. The after-tax expense related to the penalty is approximately $1.0 million. We also had an additional expense of $269,000 in the quarter ending March 31, 2008 in connection with the termination of our defined benefit pension plan effective on January 20, 2008. We will also have a significant expense related to the establishment of a charitable foundation in connection with the initial public offering of William Penn Bancorp, Inc. In April 2008, we contributed to the foundation approximately 2% of the total outstanding shares of William Penn Bancorp common stock and $150,000 in cash. This contribution of shares and cash will have an adverse effect on our net income in the fourth quarter and for the year. The after-tax expense of the contribution will reduce net income in our 2008 fiscal year by approximately $636,000.

The combination of these expenses (the prepayment penalty on FHLB advances, the cost of terminating the Pension Plan and the expense of the contribution to the charitable foundation) is expected to result in our incurring a net loss for the fiscal year ending June 30, 2008.

Anticipated Increase in Operating Expenses

Our results of operations are significantly affected by other expenses, which include salaries and benefits expense, occupancy and equipment expense and other general and administrative expenses such as data processing, professional fees and marketing/advertising costs.

After the stock offering, additional annual employee compensation and benefit expenses stemming from the shares granted to employees, officers and directors under new benefit plans will increase this category of expense. We will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards over the vesting period of awards made to recipients. In addition, we will be required to recognize compensation expense related to stock options outstanding based upon the fair value of such awards at the date of grant over the period that such awards are earned. Our decision to terminate the defined benefit pension plan as of January 2008 was made in order to mitigate benefit costs in anticipation of these stock related compensation expenses.

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

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network; we currently intend to open some new offices over approximately the next five years. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Our total assets were $271.3 million at March 31, 2008, representing a slight increase over $268.8 million at June 30, 2007, primarily due to a $5.4 million increase in loans receivable, net to $185.8 million at March 31, 2008 from $180.2 million at June 30, 2007. The increase in loans was offset by a $2.7 million or 4.3% decrease in securities held to maturity to $59.0 million from $61.6 million. There was a $7.3 million increase in deposits to $166.2 million from $158.9 million primarily due to $9.3 million in subscription funds held in escrow pending completion of the Company’s stock offering. FHLB borrowings declined to $66.0 million from $71.0 million at June 30, 2007 due to the repayment of $35.0 million in advances, partially offset by $30.0 million in new advances.

Equity grew by $508,000 to $34.6 million at March 31, 2008, from $34.1 million at June 30, 2007. The increase was the result of the Bank’s net income for the period and a $174,000 adjustment for termination of the defined benefit pension plan, net of deferred income tax benefit of $89,000.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2008 and 2007

General.Net income for the three months ended March 31, 2008 was $405,000 compared to net income of $385,000 for the three months ended March 31, 2007. The increase in net income for the 2008 period was due to higher net interest income which offset an increase in other expenses. For the nine months ended March 31, 2008, net income declined to $334,000 from $1.2 million in the prior year primarily due to the FHLB refinancing prepayment penalty.

Interest Income.Total interest income was $3.9 million for both the three months ended March 31, 2008, and the three months ended March 31, 2007. Interest income on loans receivable was $2.9 million for the three months ended March 31, 2008 compared to $2.8 million for the same period in 2007. Interest income on securities and other interest-earning assets declined by $76,000 to total $937,000 compared to $1.0 million in the prior year period.

For the nine months ended March 31, 2008, total interest income increased $583,000 to $12.0 million, from $11.4 million for the nine months ended March 31, 2007. Interest income on loans receivable was $345,000 higher, at $8.9 million, for the nine months ended March 31, 2008 compared to $8.6 million for the same period in 2007. Interest income on securities and other interest-earning assets improved by $238,000 to total $3.1 million compared to $2.8 million in the prior year period.

Interest Expense.Total interest expense decreased $290,000 to $2.3 million for the three months ended March 31, 2008 as compared to $2.6 million for the same period in 2007. The decrease resulted primarily from an decrease in deposit expense to $1.5 million from $1.6 million in the prior year period. Expense on borrowings was $808,000 compared to $988,000 reflecting the repayment of higher rate advances and the maturity of an additional $5.0 million in advances.

For the nine months ended March 31, 2008, total interest expense increased $77,000 to $7.6 million as compared to $7.5 million for the same period in 2007. The increase resulted primarily from a $199,000 increase in deposit expense to $4.8 million from $4.6 million. Expense on borrowings was $2.8 million compared to $2.9 million in the prior year.

It has been the Bank’s practice consistently to offer deposit rates toward the high end of current market ranges. The Bank expects to have lower borrowing expense going forward as a result of the refinancing of certain of the Bank’s FHLB advances during the quarter ending December 31, 2007, as discussed above.

Net Interest Income. For the three months ended March 31, 2008, the Bank’s interest rate spread and net interest margin were 1.88% and 2.41%, respectively, compared to 1.37% and 1.99%, respectively, for the three months ended March 31, 2007. The interest rate spread and net interest margin for the nine months ended March 31, 2008 were 1.64% and 2.23%, respectively, as compared to 1.42% and 2.03%, respectively, for the nine months ended March 31, 2007. The improvement in spread and margin for the three months ended March 31, 2008 was attributable to a decline of 56 basis points in the average cost of interest-bearing liabilities which offset a 5 basis point decline in yields on interest-earning assets. For the nine months ended March 31, 2008, our spread and margin benefited from both a 14 basis point gain in yield on interest-earning assets and an 8 basis point decline in the average cost of interest-bearing liabilities. Average interest-earning assets rose to $263.5 million and $263.9 million, respectively, for the three and nine months ended March 31, 2008 as compared to $260.9 million and $257.0 million, respectively, for the comparable 2007 periods. Average interest-bearing liabilities were $228.4 million for both the three and nine months ended March 31, 2008 compared to $225.6 million and $222.3 million, respectively, for the comparable 2007 periods.

The following table sets forth certain information with respect to the Bank’s interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented.

	For the Three Months Ended March 31,						For the Nine Months Ended March 31,
	2008			2007			2008			2007
	Average Balance	Interest(1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans receivable (3)	$186,119	$2,920	6.28%	$181,094	$2,837	6.27%	$183,777	$8,913	6.47%	$180,970	$8,568	6.31%
Securities (2)	57,521	705	4.90%	60,012	707	4.71%	60,310	2,383	5.27%	60,605	2,152	4.73%
Other interest-earning assets	19,830	232	4.68%	19,776	313	6.33%	19,853	693	4.65%	15,435	686	5.93%
Total interest-earning assets	263,470	3,857	5.86%	260,882	3,857	5.91%	263,940	11,989	6.06%	257,010	11,406	5.92%
Non-interest earning assets	5,115			4,110			4,695			3,857
Total Assets	$268,585			$264,992			$268,635			$260,867

Interest-bearing liabilities:
NOW accounts	$12,585	43	1.37%	$ 12,846	47	1.46%	$12,545	136	1.45%	$ 13,188	142	1.44%
Money Market Accounts	37,960	303	3.19%	35,281	371	4.21%	38,090	1,099	3.85%	34,021	1,036	4.06%
Savings and Club accounts	15,288	72	1.88%	13,667	99	2.90%	14,162	273	2.57%	13,652	280	2.73%
Certificates of deposit	94,054	1,044	4.44%	92,768	1,055	4.55%	93,625	3,275	4.66%	93,457	3,126	4.46%
Total Deposits	159,887	1,462	3.66%	154,562	1,572	4.07%	158,422	4,783	4.03%	154,318	4,584	3.96%
Federal Home Loan Bank Advances	68,500	808	4.72%	71,000	988	5.57%	70,000	2,790	5.31%	68,000	2,912	5.71%
Total interest-bearing liabilities	228,387	2,270	3.98%	225,562	2,560	4.54%	228,422	7,573	4.42%	222,318	7,496	4.50%
Non-interest-bearing deposits	1,603			1,618			1,595			1,431
Non-interest-bearing liabilities	4,377			4,089			4,314			3,871
Total Liabilities	234,367			231,269			234,331			227,620
Equity	34,218			33,723			34,304			33,247
Total Liabilities and Equity	$268,585			$264,992			$268,635			$260,867
Net interest income		$1,587			$1,297			$4,416			$3,910
Interest rate spread			1.88%			1.37%			1.64%			1.42%
Net interest margin			2.41%			1.99%			2.23%			2.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.36%			115.66%			115.55%			115.60%

(1)	Includes loan fee income.
(2)	Average rates on securities are calculated on average costs.
(3)	Loans outstanding include non-accrual loans.

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

There was no provision for loan losses made during the three months ended March 31, 2008 compared to $35,000 in the three months ended March 31, 2007. For the nine months ended March 31, 2008 the provision totaled $20,000 compared to $116,000 for the prior year period. Non-performing loans were 1.25% of total loans at March 31, 2008, as compared to 1.13% of total loans at June 30, 2007. The increase in non-performing loans between June 30, 2007 and March 31, 2008 is attributable to the balance of four loans which became non-performing between those dates. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Noninterest Income. Noninterest income was $66,000 for the three months ended March 31, 2008 compared to $62,000 for same period in 2007. The increase was due to a $4,000 increase in service fees and the loss of $1,000 on securities sales during the prior year.

For the nine months ended March 31, 2008, noninterest income was $198,000 compared to $210,000 for same period in 2007 caused by a $13,000 decline in other income. Other noninterest income was $101,000 and $114,000 for the nine months ended March 31, 2008 and 2007, respectively.

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

Noninterest Expense.Noninterest expense was significantly impacted during the three months ended March 31, 2008 by $269,000 in expenses included in salaries and employee benefits expense relating to the termination of the defined benefit pension plan. Noninterest expense for the three months ended March 31, 2008 was $1.0 million compared to $741,000 for the same period in 2007. Without the termination expense, noninterest expense would have been approximately $777,000 for the 2008 period. All components of noninterest expense were higher in the 2007 period.

For the nine months ended March 31, 2008, noninterest expense was $4.1 million compared to $2.2 million for the same period in 2007. The 2008 period was significantly impacted by the $1.5 million prepayment penalty for refinancing FHLB advances and the expense related to the defined benefit plan termination discussed above. Without the penalty, noninterest expense would have been $2.6 million for the 2008 period. Salaries and employee benefits expense increased by $283,000 for the 2008 period primarily due to the expense resulting from the termination of the pension plan. Occupancy and equipment expense and other noninterest expense rose by $39,000 and $54,000, respectively. The increase in occupancy and equipment was due to landscaping tree removal and paving repairs. Other noninterest expenses increased primarily due to write-offs related to the Bank’s investment in a low-income housing project.

Provision for Income Taxes. For the three and nine months ended March 31, 2008 income tax expense was $202,000 and $147,000, respectively, as compared to income tax expense of $198,000 and $556,000, respectively, for the same periods in 2007. The Bank’s effective tax rates for the three and nine months ended March 31, 2008 were 33.3% and 30.6%, respectively, compared to 34.0% and 31.0%, respectively, for the three and nine months ended March 31, 2007.

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

The Asset and Liability Management Committee and the Board of Directors sets limits and controls to guide senior management’s managing of our overall liquidity position and risk. The Board of Directors and its Committee, along with senior management, are responsible for ensuring that our liquidity needs are being met on both a daily and long term basis.

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

At March 31, 2008, the total approved loan origination commitments outstanding amounted to $6.3 million. At that date, construction loans in process were $8.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $60.9 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. At March 31, 2008, we had an unused borrowing capacity of $123.8 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2008, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of March 31, 2008, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$36,035	24.30%
Core Capital (to risk-weighted assets)	$34,566	23.30%
Core Capital (adjusted total assets)	$34,566	12.75%
Tangible Capital (to adjusted total assets)	$34,566	12.75%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving William Penn Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2008, we had no significant off-balance sheet commitments other than commitments to extend credit.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of March 31, 2008.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        On April 15, 2008, the Registrant issued 2,548,713 shares of its common stock to William Penn, MHC in exchange for all of the outstanding shares of capital stock of William Penn Bank, FSB in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933.

(b)       On February 11, 2008, the Securities and Exchange Commission declared the registrant’s Registration Statement on Form S-1 (Commission File No. 333-148219) effective. The Registration Statement covered the sale by the registrant of up to 1,586,655 shares of its common stock, $.10 par value, in connection with the mutual holding company reorganization of William Penn Bank, FSB (the “Bank”). The subscription offering was commenced on February 21, 2008 and terminated on March 17, 2008. The Reorganization was approved by the Bank’s members at a special meeting held on March 25, 2008. The Reorganization was completed on April 15, 2008 with 1,025,283 shares sold to the public (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the registrant) at $10.00 per share for aggregate gross proceeds of $10,252,830. In addition, the registrant contributed 67,022 shares to the William Penn Bank Community Foundation. As of the date hereof, the registrant has incurred approximately $607,000 in expenses in the offering (including approximately $200,000 in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $9.6 million. The registrant used approximately 50% of the net proceeds to acquire all of the shares of capital stock to be issued by the Bank in connection with the Reorganization and used $873,840 to fund a loan to its Employee Stock Ownership Plan. The registrant retained the remainder of the net proceeds for ongoing expenses. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the registrant or affiliates of the registrant.

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

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: May 15, 2008	Charles Corcoran, President (Duly authorized officer and principal financial officer)