Form 10-K
period 2008-06-30
WILLIAM PENN BANCORP INC
filed 2008-10-10
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-53172

WILLIAM PENN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

United States	37-1562563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8150 Route 13, Levittown, Pennsylvania	19057
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code (215) 945-1200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES	☒ NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 as of December 31, 2007 as no shares were then outstanding.

As of September 26, 2008, there were issued and outstanding 3,641,018 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

WILLIAM PENN BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended June 30, 2008

PART I

Forward Looking Statements

When used in this discussion and elsewhere in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intend” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

We do not undertake and specifically disclaim any obligations to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Business

The Company. On April 15, 2008, William Penn Bank, FSB (the “Bank”) completed a reorganization from the mutual to the mutual holding company structure and became a wholly-owned subsidiary of William Penn Bancorp, Inc. (the “Company”), a federally chartered corporation. As part of the transaction, the Company sold 1,025,283 shares of its common stock, $.10 par value, to the public at $10.00 per share (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the Company) and issued 2,548,713 shares to William Penn, MHC. In addition, the Company contributed 67,022 shares to the William Penn Bank Community Foundation. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to April 15, 2008.

Our executive offices are located at 8150 Route 13, Levittown, Pennsylvania 19057 and our main telephone number is (215) 945-1200.

The Bank. Originally founded in 1870, the Bank is a federally chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of mortgage loans to customers generally in the Bucks County, Pennsylvania area. The Bank is supervised and regulated by the Office of Thrift Supervision and its deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

William Penn Bank, FSB conducts a traditional community bank operation, offering retail banking services, owner-occupied and non-owner-occupied one- to four-family mortgage loans, multi-family and non-residential real estate mortgage loans, construction and land loans, deposit loans, home equity and second mortgage loans, home-equity lines of credit and other consumer loans. William Penn Bank, FSB operates from its main office in Levittown, Pennsylvania and branch offices in Morrisville and Richboro, Pennsylvania. William Penn Bank, FSB maintains a website at www.willpenn.com.

Market Area

Our business of attracting deposits and making loans is primarily conducted within our market area of Bucks County, Pennsylvania and the surrounding counties. We focus on the 90-mile radius surrounding our offices. Bucks County was historically dependent on the steel industry. The local economy has changed and is now diverse, without any particular concentration of industry. Much of the areas in which we conduct business can be characterized as outlying commuter suburbs for the Philadelphia as well as the greater New York City area job markets.

As part of our business planning, we have examined the specific demographic conditions of the areas immediately surrounding each of our three offices. This examination showed that our Levittown market has lower levels of education, a lower percentage of white-collar workers, lower average household income and fewer overall households than average Bucks County levels. The Levittown market has approximately 4,200 households and is projected to experience a modest decline in households and population through 2011. The predominant age bracket for this market area is 45 to 54 years old. Examination of our Morrisville market revealed higher levels of education and white-collar workers but lower average household income and fewer overall households than average Bucks County levels. The Morrisville market has approximately 5,800 households and is projected to experience a modest decline in households and population through 2011. The predominant age bracket for this market area is 35 to 44 years old. Our Richboro market was determined to have higher levels of education, white-collar workers, household income as well as more overall households than average Bucks County levels. The Richboro market has approximately 4,200 households and is projected to experience slight growth in households and population through 2011. The predominant age bracket for this market area is 45 to 54 years old. The Levittown and Morrisville market areas are believed to have small potential as retail deposit and loan markets with below average propensities for most deposit and loan products while the Richboro market area is believed to have average potential as a retail deposit and loan market with above average propensities for most deposit and loan products. Each of the three market areas has a higher number of businesses per square mile than the Bucks County average, with the different concentrations in Levittown, Morrisville and Richboro being construction, personal services and the health industry, respectively.

Lending Activities

General. Our loan portfolio is primarily comprised of one to four family residential real estate loans. We are a reputation lender and feel we have built a niche in our market area for providing financing on what we believe are high quality credits that are, for various reasons, ineligible for resale in the secondary market. For example, we originate a significant amount of mortgages on non-owner-occupied properties (which are generally referred to as “investor loans”). At June 30, 2008, we had approximately $55.7 million of loans on non-owner-occupied, one- to four-family residences (“investor loans”), representing approximately 28.0% of total loans. This $55.7 million of one- to four-family investor loans includes $50.3 million of first mortgages, $1.2 million of second mortgages and $4.2 million of construction loans. Loans on one- to four-family residences are generally considered to have less credit risk than other types of real estate lending, but a property being non-owner-occupied puts the loan on that property into the category of “investor loans” and these loans are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties.

A part of our management of interest rate risk we generally seek to avoid originating fixed-rate, 30-year loans unless we have a commitment for the resale of such loans in the secondary market. Competitive conditions have limited our resale ability and thus we continue at present to be predominantly a portfolio lender focusing on adjustable-rate loans and fixed-rate loans with terms of 20 years or less.

We have in the past intentionally reduced mortgage lending because of the yield curve’s impact on the pricing of short-term assets relative to long term assets. We now anticipate embarking on a proactive growth strategy. We anticipate, however, that we will continue to limit our origination of fixed-rate, 30-year loans unless we have a commitment for the resale of such loans in the secondary market because that strategy remains a component of our management of interest rate risk. We expect therefore to continue to focus on the origination of adjustable rate loans and fixed-rate loans with terms of 20 years or less. The mix of adjustable-rate loans to fixed-rate loans will be dependent on what is in demand by customers, and we plan to continue to retain loans with terms of 20 years or less regardless of whether the loans are fixed or adjustable rate. We intend to increase our origination of multi-family and nonresidential mortgage loans going forward as we grow the overall loan portfolio. Our multi-family and nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of small apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate. We do not anticipate changing the type of multi-family and nonresidential lending that we have done in the past; our intention is do a greater volume of the same type of lending. We do not at the present time originate non-real estate commercial loans or lines of credit to businesses and we have no current intention of expanding our lending activities into that type of commercial lending.

The majority of our loans are to borrowers who reside in Bucks County and could be expected to be similarly affected by economic conditions there. Other than as discussed above or indicated in the table below, there were no other concentrations of loans which exceeded 10% of the loan portfolio at June 30, 2008.

Loan Portfolio Composition.The following table analyzes the composition of the Bank’s portfolio by loan category at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$129,709	62.04%	$117,338	61.82%	$117,335	62.41%	$122,821	63.92%	$126,122	65.20%
Home equity and second mortgage	8,394	4.02	8,791	4.63	9,022	4.80	6,216	3.24	6,227	3.22
Multi-family	12,229	5.85	10,829	5.70	11,137	5.92	8,385	4.36	7,774	4.02
Nonresidential	30,262	14.48	27,397	14.43	25,298	13.46	26,943	14.02	24,695	12.77
Land	4,041	1.93	4,010	2.11	4,254	2.28	4,508	2.35	3,607	1.87
Construction	15,466	7.40	11,111	5.85	9,822	5.22	10,831	5.64	12,407	6.42
Consumer	2,450	1.17	2,762	1.46	3,613	1.92	5,383	2.80	5,715	2.96
Home equity lines of credit	6,161	2.95	7,162	3.77	7,096	3.77	6,591	3.43	6,232	3.22
Savings account loans	336	0.16	428	0.23	422	0.22	457	0.24	612	0.32
Total loans	209,048	100.00%	189,828	100.00%	187,999	100.00%	192,135	100.00%	193,391	100.00%
Less:
Loans in process	(9,144)		(6,668)		(4,081)		(6,206)		(8,586)
Unearned loan origination fees, net	(969)		(1,116)		(1,231)		(1,465)		(1,588)
Allowance for loan losses	(1,910)		(1,840)		(1,675)		(1,500)		(1,350)
Total loans, net	$197,025		$180,204		$181,012		$182,964		$181,867

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2008. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2008
	One to Four Family	Construction and Land	Non- Residential and Multi- Family	Home Equity and Second Mortgage	Home Equity Lines of Credit	Consumer Loans and Savings Account Loans	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$77	$14,185	$9	$35	$82	$1,632	$16,020

After 1 year
1 to 3 years	246	5,267	280	452	1	538	6,784
3 to 5 years	4,582	--	812	882	--	543	6,819
5 to 10 years	21,724	--	6,414	2,056	159	--	30,353
10 to 15 years	33,435	55	16,548	4,027	5,887	22	59,974
Over 15 years	69,645	--	18,428	942	32	51	89,098
Total due after one year	129,632	5,322	42,482	8,359	6,079	1,154	193,028
Total	$129,709	$19,507	$42,491	$8,394	$6,161	$2,786	$209,048

The following table sets forth the dollar amount of all loans at June 30, 2008 due after June 30, 2009 which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate mortgage
One- to four-family	$76,628	$53,004	$129,632
Home equity and second mortgage	8,199	160	8,359
Nonresidential and multi-family	24,798	17,684	42,482
Construction and Land	1,822	3,500	5,322
Home equity lines of credit	--	6,079	6,079
Consumer loans and savings account loans	267	887	1,154
Total	$111,714	$81,314	$193,028

Residential Lending. Currently, our main lending activity consists of the origination of residential real estate loans, including single-family homes and residences housing up to four families. Our primary lending territory is Bucks County and surrounding counties. All mortgage loans in excess of 80% loan-to-value must have private mortgage insurance that covers us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.

Our underwriting policies permit the origination of one-to four-family first mortgage loans, for primary residence or vacation home, with a loan-to-value of up to 95%. We also offer an affordable housing/first time home buyer program, which uses the 95% loan-to-value limit but permits the borrower to have equity in the real estate of only 3%. This program also provides that in low- to moderate-income census tracts of our Community Reinvestment Act lending area we can permit a 100% loan-to-value. We originate leasehold mortgages with a loan-to-value of up to 70%. We offer mortgage loans on non-owner-occupied, one- to four-family properties (investor loans) with up to a 90% loan-to-value ratio and no more than a 20-year term if the rate is fixed.

We offer fixed-rate mortgages with terms of 10, 15, 20 or 30 years. We originate adjustable-rate mortgages, or ARMs, at rates based upon the constant maturity yield of one year U.S. Treasury securities with up to 30 year terms. We currently offer either one, three, five, seven and ten year ARMs with rates resetting on an annual basis, beginning either after the first, third, fifth, seventh or tenth year as the case may be. These loans have a two percentage point cap on annual rate adjustments. The maximum rate adjustment over the life of the 3/5/7 year ARMs is six percentage points. The maximum rate adjustment over the life of the one-year ARMs is seven percentage points.

Property appraisals on real estate securing one to four family residential loans are made by state certified or licensed independent appraisers. Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Home Equity Lending. We offer home equity loans and home equity lines of credit with loan-to-value amounts up to 80% for first liens and for second liens and 70% for properties with two or more intervening liens. Fixed-rate home equity loans have a maximum term of 20 years. We offer an interest-only home equity loan with an 18-month term. Our home equity line of credit has a five-year draw period during which the borrower may obtain advances on the line of credit, followed by a ten-year repayment period. The minimum periodic payment on the home equity line of credit during the draw period may be interest only. Lines of credit have a rate floor of the lower of the initial rate or 4.75% and an adjustment cap of 18% over the life of the loan but no annual adjustment cap. Adjustable rates on our home equity loans and lines of credit adjust monthly and are based on the prime rate.

Automated Valuation Models (AVM) are used for home equity loans and lines of credit in amounts of $100,000 or less or with loan-to-values of less than 70%. Should the AVM not provide sufficient value to support the request, a full appraisal may be requested by the borrower at the borrower’s expense.

Construction and Land Loans. We originate construction loans, land acquisition loans and land development loans. Construction loans may be for residential or nonresidential projects. Land loans are originated with a 70% loan-to-value limit, land development loans have a 75% limit and construction loans have an 80% limit on the appraised value of the completed project. The construction phase may be no longer than 18 months. A land loan may have a 24-month, interest-only term or may be three year balloon loan with a 15 year amortization schedule. Financing is available for owner-occupied residences, and we also provide financing to builders and real estate developers. Approximately 90% of our construction and land loan portfolio represents loans to builders and developers. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers.

Construction and land acquisition and development loans are generally considered to involve a higher degree of credit risk than residential mortgage lending. If the initial estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. Moreover, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. In addition, these loans may result in larger balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Multi-Family and Nonresidential (Commercial) Mortgages. Our nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate. The maximum loan-to-value ratio on all multi-family properties or on office/professional properties under $200,000 is 80%. All other nonresidential properties have a 75% limit. The maximum term on a fixed- rate loan is 20 years. We offer a 30-year term on an adjustable-rate loan.

We will provide multi-family and nonresidential financing for both owner-occupied properties and for investor properties. We do not at the present time originate non- real estate commercial loans or lines of credit to businesses.

Unlike single-family, owner-occupied residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, multi-family and nonresidential real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property. As a result, the availability of funds for the repayment of these loans may be substantially dependent on the success of the business or rental property itself and the general economic environment. These loans, therefore, have greater credit risk than one to four family residential mortgages or consumer loans. In addition, these loans generally result in larger balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Consumer and Personal Lending. Our consumer lending products include loans for new and used autos, savings account loans as well as secured and unsecured personal loans and lines of credit.

Savings account loans have a rate equal to the account rate plus 2% and there is no term limit on these loans. Secured personal loans may have terms up to seven years, and unsecured personal loans may be up to three years. We accept securities as collateral for secured personal loans.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, based on our financial condition as of June 30, 2008, our loans to one borrower regulatory lending limit was approximately $6.2 million. Our largest borrower at that date had 3 loans outstanding with an aggregate balance of $5.9 million, representing mortgages secured by liens on commercial real estate. The Board of Directors evaluates the creditworthiness of large borrowers on a case-by-case basis, and the Board is willing to lend up to the regulatory limit for what it determines to be quality loans.

Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and “walk-in” customers. Historically, we have primarily originated our own loans and retained them in our portfolio. We also obtain loan customers through local mortgage brokers. All such loans are underwritten in accordance with our normal underwriting standards prior to origination. From time to time, we also purchase participations in loans originated by other financial institutions.

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2008, was approximately $10.5 million, excluding undisbursed portions of construction loans totaling $9.1 million. We also had $12.7 million of unfunded commitments on lines of credit as of that date.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in the Board of Directors and, to a lesser extent, a loan committee comprised of senior officers may approve loans up to $500,000 if the loan is substantially in compliance with the applicable lending policy. Prior Board approval is required for all loans in excess of $500,000 and the Board generally ratifies all loans over $50,000 at its twice-monthly meetings.

Asset Quality

Loan Delinquencies and Collection Procedures. When a loan is 90 days delinquent, the Board may determine to refer it to an attorney for repossession or foreclosure. Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

With respect to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur.

Loans are generally placed on non-accrual status when they are 90 days delinquent or more, however loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

Non-Performing Assets. The following table provides information regarding loans past due 90 days or more, all of which were accounted for on a non-accrual basis.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

One- to four-family mortgage loans	$1,180	$867	$402	$574	$183
Multi-family mortgage loans	—	—	—	—	—
Nonresidential loans	1,122	841	—	—	—
Construction loans	649	245	—	145	—
Consumer loans	—	—	—	34	—
Home equity lines of credit	38	111	—	138	—
Total non-performing loans	$2,989	$2,064	$402	$891	$183
Total non-performing loans to total loans	1.50%	1.13%	0.21%	0.48%	0.10%
Total non-performing loans to total assets	1.06%	0.77%	0.15%	0.34%	0.07%
Total non-performing assets to total assets	1.06%	0.77%	0.15%	0.34%	0.07%

We had no real estate owned or other repossessed assets as of any of the dates shown in the table above. We did not have any troubled debt restructurings (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

As of June 30, 2008, there were $3 million in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

During the year ended June 30, 2008, gross interest income of less than $132,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $74,000 in interest on such loans was included in income for the year ended June 30, 2008.

Classified Assets. Management, in compliance with federal guidelines, has instituted an internal loan review program, whereby weaker credits are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

An asset that does not currently expose the Bank to a sufficient degree of risk to warrant an adverse classification, but which possesses credit deficiencies or potential weaknesses that deserve management’s close attention is classified as “special mention.”

An asset classified as “substandard” is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

An asset classified as “doubtful” has all the weaknesses inherent in a “substandard” asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high. That portion of an asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

As of June 30, 2008, 2007 and 2006 our classified loans were as follows.

	At June 30,
	2008	2007	2006
	(In thousands)

Special Mention	$3,001	$3,001	$3,001
Substandard	2,989	2,516	941
Doubtful	—	—	—
Loss	—	—	—
Total	$5,990	$5,517	$3,942

Special mention loans at June 30, 2008, 2007 and 2006 were comprised of one $3.0 million loan secured by a tract of land in Wildwood, New Jersey discussed below under “Allowance for Loan Losses.”

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent losses in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The Bank’s loan loss experience in recent periods has been low. Over the last five fiscal years, the Bank had loan charge offs totaling $33,000 and recoveries totaling $24,000. Provisions to the allowance in recent periods have been more influenced by current economic conditions than by the Bank’s recent loss experience. The allowance has also been affected by management’s decision to raise the Bank’s reserve on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of June 30, 2008, however payments are being received not from the borrower but from the borrower’s new business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan. The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup.

The allowance consists of specific and general components. The specific component related to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

In addition, as an integral part of its regulatory examination process, the Office of Thrift Supervision periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses for the periods indicated.

	For the Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance balance (at beginning of period)	$1,840	$1,675	$1,500	$1,350		$1,263
Provision for loan losses	70	156	186	149		95
Charge-offs:
One- to four-family mortgage loans	—	—	—	—		10
Consumer loans	—	—	13	4		6
Total charge offs	—	—	13	4		16
Recoveries:
One- to four-family mortgage loans	—	—	—	—		8
Construction loans	—	—	—	—		—
Consumer loans	—	9	2	5		—
Total recoveries	—	9	2	5		8
Net (charge-offs) recoveries	—	9	(11)	1		(8)
Allowance balance (at end of period)	$1,910	$1,840	$1,675	$1,500		$1,350
Total loans outstanding	$199,904	$183,160	$183,918	$185,929		$184,805
Average loans outstanding(1)	$186,244	$182,672	$185,954	$184,451	$	* (1)
Allowance for loan losses as a percent of total loans outstanding	0.96%	1.00%	0.91%	0.81%		0.73%
Allowance for loan losses to non-performing loans	63.90%	89.15%	416.67%	168.35%		737.70%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%		0.00%

_______________

(1)

Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented. The average balance information for the year ended June 30, 2004 has not been calculated because management of the Bank has determined that to do so results in an undue burden.

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage
One- to four-family	$273	62.04%	$279	61.82%	$264	62.41%	$275	63.92%	$263	65.20%
Home equity and second mortgages	20	4.02	18	4.63	18	4.80	12	3.24	14	3.22
Multi-family	30	5.85	162	5.70	166	5.92	125	4.36	115	4.02
Nonresidential	575	14.48	503	14.43	376	13.46	385	14.02	368	12.77
Land	618	1.93	489	2.11	498	2.28	366	2.35	166	1.87
Construction	170	7.40	67	5.85	71	5.22	48	5.64	47	6.42
Consumer	45	1.17	89	1.46	108	1.92	268	2.80	298	2.96
Home equity lines of credit	15	2.95	20	3.77	14	3.77	20	3.43	12	3.22
Loans on savings accounts	—	0.16	—	0.23	—	0.22	—	0.24	—	0.32
Unallocated	164	0.00	213	0.00	160	0.00	1	0.00	67	0.00
Total allowance	$1,910	100.00%	$1,840	100.00%	$1,675	100.00%	$1,500	100.00%	$1,350	100.00%

Securities Portfolio

Our investment policy is designed to foster earnings and manage cash flows within prudent interest rate risk and credit risk guidelines. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, pledging requirements, investment quality, marketability and performance objectives.

All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Prior to investing, consideration is given to the interest rate environment, tax considerations, market volatility, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.

Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized under the Bank’s investment policy include U.S. government and government agency securities, municipal securities (consisting of bond obligations of state and local governments), mortgage-backed securities, collateralized mortgage obligations and corporate bonds. On a short-term basis, our investment policy authorizes investment in federal funds, certificates of deposit and money market investments with insured institutions and with brokerage firms.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held to maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk. Further, we do not purchase securities which are not rated investment grade.

Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

Mortgage-Backed Securities and Collateralized Mortgage Obligations. Mortgage-related securities represent a participation interest in a pool of one to four family or multi-family mortgages. We primarily invest in mortgage-backed securities secured by one to four family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Freddie Mac, Ginnie Mae, and Fannie Mae or issued by private, non-government, corporate issuers.

The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued non-government, corporate issuers’ securities typically offer rates above those paid on government agency issued or sponsored securities, but present higher risk than government agency issued or sponsored securities because they lack the guaranty of those agencies and are generally less liquid investments.

Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations.

Securities Portfolio Composition. The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at their fair value.

	At June 30,
	2008	2007	2006
	(In thousands)
Securities Available for Sale:
Mutual funds	$5	$25	$1,615

Securities Held to Maturity:
U.S. Government corporations and agencies securities	$48,005	$53,718	$51,542
Mortgage-backed securities	15,008	7,919	9,058

Total Held to Maturity	$63,013	$61,637	$60,600

The following tables set forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at June 30, 2008. These tables show contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mutual funds	$5	1.50%	$—	0.00%	$—	0.00%	$—	0.00%	$5	1.50%	$5
U.S. Government corporations and agencies securities	1,500	5.00	28,400	5.14	4,425	5.83	13,680	5.80	48,005	5.39	48,587
Mortgage-backed securities	1	5.50	2,406	4.04	1,009	4.29	11,592	4.90	15,008	4.72	15,059
Total	$1,506	4.99%	$30,806	5.05%	$5,434	5.54%	$25,272	5.53%	$63,018	5.29%	$63,651

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. We also have the ability to borrow funds from the Federal Home Loan Bank to supplement deposits as a source of funds.

In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit and fixed or variable rate individual retirement accounts (IRAs). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time, if any, that the funds must remain on deposit and the applicable interest rate. The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) economic conditions; and (4) business plan projections.

We traditionally have preferred to obtain deposits from within our market area and have discouraged non-local deposits. We do not at this time utilize the services of deposit brokers.

The following table sets forth the average balance and the weighted average interest rates for each category of deposits for the last three fiscal years.

	Year Ended June 30,
	2008		2007		2006
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$1,522	—%	$1,487	—%	$1,301	—%
NOW accounts	12,597	1.36	12,930	1.45	14,402	1.24
Money market accounts	37,989	3.49	34,579	4.08	30,790	3.15
Savings and club accounts	14,026	2.40	13,728	2.78	14,686	2.29
Certificates of deposit	93,766	4.52	93,261	4.52	97,457	3.71

Total deposits	$159,900		$155,985		$158,636

The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our net interest rate spread and our financial condition.

The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2008.

At June 30, 2008
(In thousands)
Maturity Period
Within three months	$12,350
Three through six months	6,452
Six through twelve months	8,734
Over twelve months	7,582
$35,118

Borrowings. We periodically borrow funds from the Federal Home Loan Bank of Pittsburgh to supplement deposits as a source of funds. As of June 30, 2008, our borrowings totaled $72 million and had a weighted average cost of 4.5%. As a strategy to lock in rates on funding beginning in the late 1990s we took long term advances to protect against rising rates. Rates, however, fell to historic lows instead of rising. These borrowings have been a drain on our profitability and we determined in early December 2007 to undertake a refinancing of these advances, as we expect the improvement in our net interest margin resulting from the refinancing will make it worth incurring a significant penalty for the pre-payment of the advances. The penalty was a $1.5 million charge to earnings during the quarter ended December 31, 2007. We pre-paid $25.0 million of advances with a weighted average rate of 5.87% and took replacement advances totaling $30.0 million with a weighted average rate of 3.84%.

The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank Advances:
Average balance outstanding	$70,000	$68,692	$67,616
Maximum amount outstanding at any month-end during the period	72,000	71,000	69,000
Balance outstanding at end of period	72,000	71,000	66,000
Weighted average interest rate during the period	5.19%	5.69%	5.72%
Weighted average interest rate at end of period	4.53%	5.61%	5.65%

Additional information regarding our borrowings is included in Note 11 to the Consolidated Financial Statements incorporated by reference herein.

Subsidiaries

The Company’s only subsidiary is the Bank. The Bank has one subsidiary: WPSLA Investment Corporation, incorporated under Delaware law in 2000 to hold securities. At June 30, 2008, this subsidiary held securities with a carrying value of approximately $40.3 million, representing more than half of our total securities portfolio of $63.0 million at that date.

Personnel

As of June 30, 2008, we had 31 full-time employees and three part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

Competition

We operate in a market area with a high concentration of banking and financial institutions, and we face substantial competition in attracting deposits and in originating loans, from both regional and large institutions as well as other smaller institutions like ourselves. Our larger competitors have the advantage of significantly greater financial and managerial resources and lending limits, but we feel we compete well on the level of personal attention we provide to customers.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

REGULATION

We operate in a highly regulated industry. This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and consumers. Set forth below is a brief description of certain laws that relate to the regulation of William Penn Bank and William Penn Bancorp. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on William Penn Bancorp, William Penn Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of William Penn Bank and/or William Penn Bancorp or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of William Penn Bank’s franchise, resulting in negative effects on the trading price of William Penn Bancorp common stock.

Regulation of William Penn Bank

General. As a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation, William Penn Bank is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Board of Governors of the Federal Reserve System. A federal savings bank’s relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

William Penn Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The Office of Thrift Supervision regularly examines William Penn Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The Office of Thrift Supervision has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular federal savings bank and, if action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits to applicable limits. Despite the FDIC’s authority to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

As authorized, the FDIC sets the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Assessments for institutions in Risk Categories II, III and IV will be at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2019.

Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

At June 30, 2008, William Penn Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”

The Office of Thrift Supervision may require any savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) to take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the institution’s activities may be restricted.

For purposes of the capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. William Penn Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital).

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

Dividend and Other Capital Distribution Limitations. A savings institution, like William Penn Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution, such as paying a dividend to William Penn Bancorp. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations. If an application is not required, then a notice must be filed. The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Capital distributions by William Penn Bancorp, as a savings and loan holding company, are not subject to the Office of Thrift Supervision capital distribution rules. Because William Penn Bancorp retained 50% of the net proceeds of the stock offering, the possibility that William Penn Bank would need to file an application rather than a notice for capital distributions in the immediate future is not expected to affect the payment of cash dividends by William Penn Bancorp to its stockholders or the amount of such dividends.

Safety and Soundness Standards. As required by statute, the federal banking agencies have adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The guidelines require, among other things, the implementation of appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. If it is determined that a savings institution has failed to meet any standard prescribed by the guidelines, the institution may be required to submit an acceptable plan to achieve compliance with the standard.

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (generally defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. William Penn Bank met the qualified thrift lender test as of June 30, 2008 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including William Penn Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by William Penn Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. William Penn Bank received an “outstanding” rating in its most recent Community Reinvestment Act examination.

Federal Home Loan Bank System. William Penn Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of twelve regional federal home loan banks. Each federal home loan bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by its board of directors. As a member, William Penn Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA Patriot Act. William Penn Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act

of 2001, or the USA Patriot Act. The USA Patriot Act gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations imposed the following requirements with respect to financial institutions:

•

Establishment of anti-money laundering programs that included, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•

Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications under the Federal Reserve Act and the Bank Merger Act.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lessor of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Regulation of William Penn Bancorp

General. William Penn Bancorp is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. William Penn Bancorp will need to obtain regulatory approval from the Office of Thrift Supervision before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions. In addition, the Office of Thrift Supervision will have enforcement authority over William Penn Bancorp and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to William Penn Bank. This regulation is intended primarily for the protection of the depositors in William Penn Bank and not for the benefit of stockholders of William Penn Bancorp.

Activities Restrictions. As a savings and loan holding company and a subsidiary holding company of a mutual holding company, William Penn Bancorp is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of William Penn Bancorp and its non-savings institution subsidiaries is restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services for and holding properties used by a savings institution subsidiary, activities authorized for multiple savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, William Penn Bancorp must obtain prior Office of Thrift Supervision approval of such planned activity or acquisition.

Mergers and Acquisitions. William Penn Bancorp is required to obtain approval from the Office of Thrift Supervision before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating an application for William Penn Bancorp to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of William Penn Bancorp and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by William Penn, MHC. William Penn, MHC is required to provide prior notice to the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from William Penn Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Subject to the non-objection of the Office of Thrift Supervision, we anticipate that William Penn, MHC will waive the receipt of any dividends paid by William Penn Bancorp.

Conversion of William Penn, MHC to Stock Form. Office of Thrift Supervision regulations permit William Penn, MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second-step conversion. In a second step conversion, a new holding company would be formed as the successor to William Penn Bancorp, William Penn, MHC’s corporate existence would end, and certain depositors of William Penn Bank would receive the right to subscribe for shares of the new holding company. In a second-step conversion, each share of common stock held by stockholders other than William Penn, MHC would be automatically converted into shares of common stock of the new holding company. The Board of Directors has no current plans for a second-step conversion and there are no assurances that such a transaction will occur.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2008, our investment in premises and equipment, net of depreciation and amortization, totaled $1.8 million. We currently have three full-service offices, as shown in the table below.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2008
			(In thousands)
Levittown	1967	Owned	$41
Morrisville	1973	Owned	$100
Richboro	1984	Owned	$236

We also own a five-acre tract of land in Levittown, Pennsylvania with a net book value as of June 30, 2008 of approximately $440,000. There are presently two buildings on this property. Our loan servicing department occupies part of one building with the other part of that building leased to a physicians group surgical center. The second building is vacant at present and could be renovated to become either a bank operations center or a new full-service office location. Alternatively, we have also received the necessary approvals to construct a new building on the vacant land on this site to serve as a new full-service office location.

We also own two adjacent single-family residential properties in Furlong, Pennsylvania (within Bucks County) with a book value as of June 30, 2008 of approximately $288,000. We are currently holding these properties as a potential future office site.

Item 3. Legal Proceedings

William Penn Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated against William Penn Bancorp or William Penn Bank as of June 30, 2008 that were expected to have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference. During the period under report, the Company issued 2,548,713 shares of its common stock to its mutual holding company, William Penn, MHC, in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 21, 2008, the Company’s Board of Directors approved the dismissal of Beard Miller Company LLP (“Beard Miller”) as the Company's independent certifying accountant. Beard Miller’s report on the Company's consolidated financial statements for the fiscal year ended June 30, 2007, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended June 30, 2007, as well as the interim period through the date of their dismissal, there were no disagreements or “reportable events” of the kind described in Item 304(a)(1)(v) of Regulation S-K between the Company and Beard Miller on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Beard Miller, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with its reports.

On May 21, 2008, the Company’s Board of Directors selected S.R. Snodgrass, A.C. as its new independent certifying accountant. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Company did not consult with S.R. Snodgrass, A.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A(T). Controls and Procedures.

(a)        Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as described below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with their audit of the Company’s financial statements for the fiscal year ended June 30, 2008, the Company’s independent auditors advised the Company that it had over-accrued for certain tax liabilities and that it would be necessary to restate prior financial statements to correct this error.

(b)        Internal Control Over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics will be provided to any person without charge upon written request to Charles Corcoran, Chief Financial Officer, William Penn Bancorp, Inc., 8150 Route 13, Levittown, Pennsylvania 19057.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I -- Election of Directors - Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of the Common Stock” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal II – Ratification of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)        The consolidated balance sheet of William Penn Bancorp, Inc. as of June 30, 2008 and 2007 (as restated) and the related consolidated statements of income, changes in stockholders’ equity (as restated) and cash flows for each of the two years in the period ended June 30, 2008, together with the related notes and the independent auditors’ reports of S. R. Snodgrass, A.C., independent registered accounting firm at and for the year ended June 30,

2008 and of Beard Miller Company LLP, independent registered accounting firm, at and for the year ended June 30, 2007.

(2)       The Company is filing herewith the Report of its Independent Auditor on its Consolidated Financial Statements for the fiscal year ended June 30, 2007, which has been excluded from its Annual Report to Stockholders for the fiscal year ended June 30, 2008 in accordance with Note 1 to Rule 14a-3(b)(1).

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc.
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1 †	Directors Consultation and Retirement Plan *
10.2 †	Deferred Compensation Plan for Directors *
10.3 †	Restated Deferred Compensation Plan *
13	Annual Report to Stockholders for fiscal year ended June 30, 2008
16	Letter of Concurrence from Beard Miller Company LLP to the SEC Regarding Change in Certifying Accountants **
21	Subsidiaries of the Registrant
23.1	Consent of S. R. Snodgrass, A.C.
23.2	Consent of Beard Miller Company LLP
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

_______________

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**	Incorporated by reference from the exhibit to Registrant’s Current Report on Form 8-K/A filed on June 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

William Penn Bancorp, Inc.

Levittown, Pennsylvania

We have audited, before the effects of the adjustment for the correction of the error described in Note 3, the accompanying consolidated balance sheet of William Penn Bancorp, Inc. and subsidiary as of June 30, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (the 2007 consolidated financial statements before the effects of the adjustment discussed in Note 3 are not presented herein). The 2007 consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 3, the 2007 consolidated financial statements present fairly, in all material respects, the financial position of William Penn Bancorp, Inc. and subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustment for the correction of the error described in Note 3, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustment is appropriate and has been properly applied. This adjustment was audited by S.R. Snodgrass, A.C.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on June 30, 2007.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Malvern, Pennsylvania

December 13, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORP, INC.
Date: October 10, 2008		/s/ Charles Corcoran
	By:	Charles Corcoran President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 10, 2008.

/s/ Charles Corcoran		/s/ Aswini Hiremath
Charles Corcoran President and Director (Principal Executive and Financial Officer)		Aswini Hiremath Chief Accounting Officer (Principal Accounting Officer)
/s/ William J. Feeney		/s/ Craig Burton
William J. Feeney Chairman of the Board of Directors		Craig Burton Director
/s/ Glenn Davis		/s/ William B.K. Parry, Jr.
Glenn Davis Director		William B.K. Parry, Jr. Director