Form 10-Q
period 2008-09-30
WILLIAM PENN BANCORP INC
filed 2008-11-14
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

As of November 14, 2008, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements William Penn Bancorp, Inc.
Consolidated Balance Sheets (Dollars in thousands, except share and per share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$14,184	$7,233
Interest bearing time deposits	4,944	5,137
Securities available for sale	6	5
Securities held to maturity, fair value of $55,270 and $63,646	55,354	63,013
Loans receivable, net of allowance for loan losses $1,910	210,144	197,025
Premises and equipment, net	1,769	1,805
Federal Home Loan Bank stock, at cost	4,740	4,058
Deferred income taxes	2,118	2,110
Accrued interest receivable and other assets	1,954	1,747
TOTAL ASSETS	$295,213	$282,133

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,138	$1,268
Interest bearing	157,521	159,826
Total deposits	158,659	161,094

Advances from Federal Home Loan Bank	88,000	72,000
Advances from borrowers for taxes and insurance	900	2,081
Accrued interest payable and other liabilities	2,746	2,811
TOTAL LIABILITIES	250,305	237,986

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;	—	—
no shares issued
Common Stock, $.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional Paid-in Capital	9,760	9,751
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(808)	(830)
Retained earnings	35,592	34,862
TOTAL STOCKHOLDERS' EQUITY	44,908	44,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,213	$282,133

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bancorp, Inc.
Consolidated Statements of Income (Dollars in thousands, except share and per share data)

	Three months ended
	September 30,
	2008		2007
	(Unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,213		$2,995
Taxable Securities	774		839
Other	111		248
Total Interest Income	4,098		4,082

INTEREST EXPENSE

Deposits	1,219		1,670
Borrowings	881		1,010
Total Interest Expense	2,100		2,680

Net Interest Income	1,998		1,402

Provision For Loan Losses	—		20
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,998		1,382

OTHER INCOME

Service fees	29		26
Other	37		33
Total Other Income	66		59

OTHER EXPENSES

Salaries and employee benefits	536		457
Occupancy and equipment	150		152
Other	282		139
Total Other Expenses	968		748

Income before Income Taxes	1,096		693

Income Tax Expenses	366		235
NET INCOME	$730		$458

Basic and diluted earnings per share (Note 5)	$0.20	$	N/A

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Dollars amounts in thousands, except share and per share data)

				Unallocated
				Common
	Common Stock		Additional	Stock		Total
	Number		Paid-in	Held by	Retained	Stockholders’	Comprehensive
	of Shares	Amount	Capital	the ESOP	Earnings	Equity	Income

Balance, June 30, 2008	3,641,018	$364	$9,751	$(830)	$34,862	$44,147

Net income					730	730	$730

Allocation of ESOP Stock			9	22		31

Balance, September 30, 2008	3,641,018	$364	$9,760	$(808)	$35,592	$44,908

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bancorp, Inc.
Consolidated Statements of Cash Flows (In Thousands)

	Three months Ended
	September 30
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$730	$458
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	—	20
Provision for depreciation	41	44
Net accretion of securities premiums and discounts	(50)	(60)
Compensation expense on ESOP	31	—
Deferred income taxes	(8)	—
Increase in accrued interest receivable and other assets	(207)	(120)
(Increase) decrease in accrued interest payable and other
liabilities	(64)	33
Net Cash Provided by Operating Activities	473	375

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2)	(92)
Securities held to maturity:
Purchases	(2,271)	(4,002)
Maturities, calls and principal paydowns	9,980	5,372
Net (increase) decrease in loans receivable	(13,119)	529
Net decrease maturities of interest bearing time deposits	193	295
Net (increase) in Federal Home Loan Bank Stock	(682)	(17)
Purchases of premises and equipment	(5)	—
Net Cash Provided by (used for) Investing Activities	(5,906)	2,085

Cash Flows from Financing Activities
Net (decrease) in deposits	(2,435)	(1,253)
Proceeds from advances from Federal Home Loan Bank	16,000	—
Decrease in advances from borrowers for taxes and
Insurance	(1,181)	(1,260)
Net Cash Provided by (used for) Financing
Activities	12,384	(2,513)
Net Increase (Decrease) in Cash and Cash
Equivalents	6,951	(53)
Cash and Cash Equivalents-Beginning	7,233	14,229
Cash and Cash Equivalents-Ending	$14,184	$14,176
Supplementary Cash Flows Information
Interest paid	$2,065	$2,640
Income taxes paid	$425	$240

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

On April 15, 2008, the Bank completed the reorganization and became a wholly owned subsidiary of the Company. As part of the transaction, the Company sold 1,025,283 shares of its common stock, $.10 par value, to the public at $10.00 per share (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the Company) and issued 2,548,713 shares to William Penn, MHC. In addition, the Company contributed 67,022 shares to the William Penn Bank Community Foundation. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to April 15, 2008.

Note 2 - Nature of Operations

The consolidated financial statements include the accounts of William Penn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, William Penn Bank, FSB (the “Bank”), and the Bank’s wholly owned subsidiary, WPSLA Investment Corporation. The primary purpose of the Company is to act as the holding company for the Bank. The company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). William Penn Bank, FSB (the Bank) is a federally chartered savings bank. The Bank's primary business consists of the taking of deposits and granting of mortgage loans to the customers generally in the Bucks County, Pennsylvania area. The Bank is supervised and regulated by the Office of Thrift Supervision. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

Note 3 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, WPSLA Investment Corporation. WPSLA Investment Corporation was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month ended September 30, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2008 was derived from the Bank’s audited consolidated financial statements as of June 30, 2008. That data, along with the interim financial information presented in the consolidated balance sheets, statements of operations, statement of changes in equity and statements of cash flows should be read in conjunction with the 2008 consolidated financial statements of William Penn Bank, FSB, including the notes thereto included in the Registration Statement of William Penn Bancorp, Inc. on Form S-1, as amended (File No. 333-148219). William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income (Loss)

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. For the three months ended September 30, 2008, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders’ Equity (Unaudited). For the three months ended September 30, 2007, comprehensive income totaled $458,000.

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $730,000 from July 1, 2008 to September 30, 2008, will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Earnings Per Share

September 30, 2008

Weighted—average common shares outstanding	3,641,018

Average unearned ESOP shares	(81,591)

Weighted—average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,559,427

Note 6 – Employee Pension Plan

The Bank had a pension plan covering substantially all employees. The plan provided a benefit based on final average earnings and years of service. The Bank terminated its defined benefit plan effective January 20, 2008. All obligations to plan participants were paid in full on March 31, 2008 through a lump sum distribution.

Note 7 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB

Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The company adopted FAS 157 on July 1, 2008, which did not have a material impact to the financial statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

FAIR VALUE MEASUREMENTS (FAS NO. 157)

Effective July 1, 2008, the Company adopted FAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level II:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Securities available for sale	$6	$-	$-	$6

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

Overview

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes thereto included in this Form 10-Q.

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

Anticipated Increase in Operating Expenses

We expect that noninterest expense will be higher going forward as a result of the accounting, legal and various other additional noninterest expenses associated with operating as a public company, particularly as a result of the requirements of the Sarbanes-Oxley Act of 2002. We have begun to incur additional public company expenses such as periodic reporting, annual meetings, retention of a transfer agent and professional fees.

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network; we currently intend to open some new offices over approximately the next five years. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and our significant policies are described in Note 2 to our consolidated financial statements included in the William Penn Bancorp, Inc. 2008 Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for deferred tax assets and other-than-temporary impairment of securities.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carryback declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect our operating results.

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

Comparison of Financial Condition at September 30, 2008 and 2007

Our total assets were $295.2 million at September 30, 2008, representing a $13.1 million increase over $282.1 million at June 30, 2008, primarily due to a $13.1 million increase in net loans receivable to $210.1 million at September 30, 2008 from $197.0 million at June 30, 2008. There was an increase in cash and due from Banks of $7.0 million to $14.2 million from $7.2 million which offset the decrease in securities held to maturity to $55.4 million from $63.0 million. Deposits declined by $2.4 million to $158.7 from $161.1 million at June 2008 and our advances from borrowers for taxes and insurances went down by $1.1 million due to the payment of real estate taxes by the borrowers during this quarter. FHLB borrowings increased by $16.0 million to $88.0 million at September 30, 2008, from $72.0 million at June 30, 2008. The proceeds were primarily used to fund our loan portfolio.

Stockholders’ equity grew by $761,000 to $44.9 million at September 30, 2008, from $44.1 million at June 30, 2008. The increase was primarily the result of the Bank’s net income of $730,000 for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General.Net income for the three months ended September 30, 2008 was $730,000 compared to net income of $458,000 for the three months ended September 30, 2007. The increase in net income for the 2008 period was primarily due to the change in interest rates for the interest bearing liabilities.

Our net interest margin for the quarter ended September 30, 2008 was 2.82% compared to 2.12% for the same period in 2007. The net interest rate spread increased to 2.25% for 2008 from 1.49% for 2007. There was a 40 basis point decrease in the yield on average interest-earning assets to 5.78% for the three months ended September 30, 2008, from 6.18% for the same period in 2007. The average cost of interest-bearing liabilities declined 116 basis points to 3.54% from 4.70% for the three months ended September 30, 2008 and 2007 respectively, offsetting the decrease in yield on average interest-earning assets.  The net interest margin was also helped by an improvement in the ratio of average interest-earning assets to average interest-bearing liabilities to 119.34% for the quarter ended September 30, 2008 from 115.67% in the quarter ended September 30, 2007.  The improvement in this ratio reflects the increase in average equity resulting from the stock offering completed in April 2008.

Interest Income.Total interest income remained at $4.1 million for both periods ending September 30, 2008, and 2007. Interest income on loans receivable went up by $200,000 to $3.2 million at September 30, 2008 compared to $3.0 million for the same period in 2007, offsetting the decrease in interest income from securities and other interest-earning assets. Interest income on securities and other interest-bearing assets declined by $200,000 to $900,000 compared to $1.1 million in the prior year period. This was due to the shift of some funds from our investment portfolio to loans.

Interest Expense.Total interest expense decreased $580,000 to $2.1 million for the three months ended September 30, 2008 as compared to $2.7 million for the same period in 2007. The decrease resulted primarily from decrease in interest on deposit $1.2 million from $1.7 million in the prior year period due to current interest rate environment. It has been the Bank’s practice consistently to offer deposit rates toward the high end of current market ranges. Interest expense on borrowings was $881,000 compared to $1.0 million at September 30, 2008 and 2007 respectively.

Net Interest Income. For the three months ended September 30, 2008, the Bank’s interest rate spread and net interest margin were 2.25% and 2.82%, respectively, compared to 1.49% and 2.12%, respectively, for the three months ended September 30, 2007. The improvement in spread and margin for the three months ended September 30, 2008 was attributable to a decline of 116 basis points in the average cost of interest-bearing liabilities which offset a 40 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $283.5 million from $264.1 million, for the three months ended September 30, 2008 and 2007 respectively. Average interest-bearing liabilities were $237.5 million and $228.3 million for the three months ended September 30, 2008 and 2007 respectively.

Non Interest Income. Other income was $66,000 for the three months ended September 30, 2008 compared to $59,000 for the same period in 2007. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities is not expected to be a large item in non interest expense. We have no plans to seek fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Non Interest Expenses. Other expense was $968,000 compared to $748,000 for three months ended September 30, 2008 and 2007 respectively. The increase was primarily attributable to $75,000 increases in legal fees in connection with becoming a public company and the increase in salaries and employee benefits is a result of normal salary increases, combined with the increased cost of maintaining employee benefits, including the implementation of the Bank’s employee stock ownership plan.

The following table sets forth certain information with respect to the Company’s interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented.

	For Three Months Ended September 30,
	2008					2007
					Average				Average
	Average				Yield/	Average			Yield/
	Balance	(2)	Interest	(1)	Cost	Balance	Interest	(1)	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans receivable(3)	$206,443		$3,213		6.23%	$181,638	$2,995		6.60%
Securities(2)	59,358		774		5.22%	63,060	839		5.32%
Other interest earning assets	17,680		111		2.51%	19,394	248		5.11%
Total interest earning assets	283,481		4,098		5.78%	264,092	4,082		6.18%
Non-interest earning assets	4,343					4,313
Total Assets	$287,824					$268,405

Interest-bearing liabilities:
Now accounts	$12,875		34		1.06%	$12,604	46		1.46%
Money Market Accounts	38,027		231		2.43%	38,044	400		4.21%
Savings and Club accounts	13,542		51		1.51%	13,436	99		2.95%
Certificates of deposit	93,855		903		3.85%	93,235	1,125		4.83%
Total Deposits	158,299		1,219		3.08%	157,319	1,670		4.25%
Federal Home Loan Bank Advances	79,250		881		4.45%	71,000	1,010		5.69%
Total interest-bearing liabilities	237,549		2,100		3.54%	228,319	2,680		4.70%
Non interest bearing deposits	1,313					1,466
Non interest bearing liabilities	4,518					4,451
Total Liabilities	243,380					234,236
Stockholders’ equity	44,444					34,169
Total Liabilities and	$287,824					$268,405
Stockholders’ Equity
Net interest income			$1,998				$1,402
Interest rate spread					2.25%				1.49%
Net yield on interest-earning assets					2.82%				2.12%
Ratio of average interest-earning	119.34%					115.67%
assets to average
interest-bearing liabilities

(1)	Includes loan fee income.
(2)	Average rates on securities are calculated on average costs.
(3)	Loans outstanding include non-accrual loans.

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

There was no provision for loan losses made during the three months ended September 30, 2008 compared to $20,000 in the three months ended September 30, 2007. The allowance as a percentage of total loans was 0.9% at September 30, 2008 as compared to .96% at June 30, 2008. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Provision for Income Taxes. For the three months ended September 30, 2008 and 2007 income tax expense was $336,000 and $235,000, respectively. The increase in tax expense reflects higher earnings in the 2008 period.  The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 was 33.4% and 33.9% respectively.

Liquidity, Commitments and Capital Resources

The Company must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimum losses.

The Asset and Liability Management Committee and the Board of Directors set limits and controls to guide senior management’s monitoring of our overall liquidity position and risk. The Board of Directors and its Committee, along with senior management, are responsible for ensuring that our liquidity needs are being met on both a daily and long term basis.

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, we constantly evaluate our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Company’s loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands.

At September 30, 2008, the total approved loan origination commitments outstanding amounted to $5.0 million. At that date, construction loans in process were $9.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $62.3 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. At September 30, 2008, we had an unused borrowing capacity of $100.8 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2008, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of September 30, 2008, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$42,400	25.09%
Core Capital (to risk-weighted assets)	$40,879	24.19%
Core Capital (adjusted total assets)	$40,879	13.86%
Tangible Capital (to adjusted total assets)	$40,879	13.86%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2008, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $5.0 million and unfunded commitments under lines of credit totaling $16.5 million.

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

Impact of Inflation and Changing Prices

The financial statements included in this document have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation or depreciated due to economic recession.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of September 30, 2008.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. **
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan *
10.2	Deferred Compensation Plan for Directors *
10.3	Restated Deferred Compensation Plan *
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

*	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: November 14, 2008	Charles Corcoran, President (Duly authorized officer and principal financial officer)