Form 10-Q
period 2008-12-31
WILLIAM PENN BANCORP INC
filed 2009-02-17
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 13, 2009, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

William Penn Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$10,046	$7,233
Interest bearing time deposits	4,649	5,137
Securities available for sale	8	5
Securities held to maturity, fair value of $55,014 and $63,646	55,067	63,013
Loans receivable, net of allowance for loan losses	218,539	197,025
$1,966 and $1,910 respectively
Premises and equipment, net	1,893	1,805
Federal Home Loan Bank stock, at cost	4,933	4,058
Deferred income taxes	2,050	2,110
Accrued interest receivable and other assets	1,993	1,747
TOTAL ASSETS	$299,178	$282,133

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,204	$1,268
Interest bearing	159,265	159,826
Total deposits	160,469	161,094
Advances from Federal Home Loan Bank	89,000	72,000
Advances from borrowers for taxes and insurance	1,501	2,081
Accrued interest payable and other liabilities	2,596	2,811
TOTAL LIABILITIES	253,566	237,986

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;	—	—
no shares issued
Common Stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional Paid-in Capital	9,767	9,751
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(786)	(830)
Retained earnings	36,267	34,862
TOTAL STOCKHOLDERS' EQUITY	45,612	44,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,178	$282,133

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bancorp, Inc

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,341	$2,998	$6,554	$5,993
Taxable Securities	695	839	1,469	1,678
Other	85	213	196	461
Total Interest Income	4,121	4,050	8,219	8,132

INTEREST EXPENSE

Deposits	1,171	1,651	2,390	3,321
FHLB Advances	969	972	1,850	1,982
Total Interest Expense	2,140	2,623	4,240	5,303

Net Interest Income	1,981	1,427	3,979	2,829

Provision For Loan Losses	62	—	62	20
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,919	1,427	3,917	2,809

OTHER INCOME

Service fees	39	39	68	65
Other	32	34	69	67
Total Other Income	71	73	137	132

OTHER EXPENSES

Salaries and employee benefits	555	496	1,091	953
Occupancy and equipment	162	168	312	320
FHLB Prepayment penalty	—	1,524	—	1,524
Other	262	131	544	270
Total Other Expenses	979	2,319	1,947	3,067

Income (loss) before Income Taxes	1,011	(819)	2,107	(126)

Income Tax Expenses (Benefit)	336	(290)	702	(55)
NET INCOME (LOSS)	$675	$(529)	$1,405	$(71)

Basic and diluted earnings per share (Note 5)	$0.19	N/A	$0.39	N/A

See accompanying notes to the unaudited consolidated financial statements.

William Penn Bancorp, Inc

Consolidated Statements of Cash Flows

(Dollars in thousands, except share and per share data)

	Six months ended
	December 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income(loss)	$1,405	$(71)
Adjustments to reconcile net income(loss) to net cash provided by
(used in) operating activities:
Provision for loan losses	62	20
Provision for depreciation	80	81
Net accretion of securities premiums and discounts	(67)	(120)
Compensation expense on ESOP	60	—
Deferred income taxes	60	—
Proceeds from sale of loans	—	200
Decrease (Increase) in accrued interest receivable and other assets	173	(455)
Decrease in accrued interest payable and other liabilities	(633)	(363)
Net Cash Provided by (Used in) Operating Activities	1,140	(708)
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(4)	(95)
Proceeds from sales of securities	—	108
Securities held to maturity:
Purchases	(7,592)	(6,002)
Maturities, calls and principal pay downs	15,605	8,523
Net increase in loans receivable	(21,576)	(3,573)
Interest bearing time deposits
Purchases	(397)	—
Maturities and principal pay downs	885	592
Federal Home Loan Bank Stock
Purchases	(955)	(218)
Repurchase	80	15
Purchases of premises and equipment	(168)	—
Net Cash Used in Investing Activities	(14,122)	(650)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(625)	1,146
Proceeds from advances from Federal Home Loan Bank	21,000	55,000
Repayment of advances from Federal Home Loan Bank	(4,000)	(55,000)
Decrease in advances from borrowers for taxes and
insurance	(580)	(605)
Net Cash Provided by Financing
Activities	15,795	541
Net Increase (Decrease) in Cash and Cash Equivalents	2,813	(817)
Cash and Cash Equivalents-Beginning	7,233	14,229
Cash and Cash Equivalents-Ending	$10,046	$13,412
Supplementary Cash Flows Information
Interest paid	$4,182	$5,423
Income taxes paid	$850	$240

See accompanying notes to the unaudited consolidated financial statements.

WILLIAM PENN BANK, FSB

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - William Penn Bancorp, Inc.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2008 was derived from the Bank’s audited consolidated financial statements. That data, along with the interim financial information presented in the consolidated balance sheets, statements of operations and statements of cash flows should be read in conjunction with the 2008 consolidated financial statements of William Penn Bancorp, Inc. including the notes thereto included in the Annual Report Form 10K for the year ended June 30, 2008. William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income (Loss)

The components of comprehensive income consist of unrealized gains and losses on available for sale securities and the change in minimum pension liability. Comprehensive Income (Loss) for the three months ended December 31, 2008 and 2007 were $$675,000 and ($529,000), respectively. Comprehensive Income (Loss) for the six months ended December 31, 2008 and 2007 were $1.4 million and ($71,000), respectively.

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $1.4 million as presented on the Consolidated Statements of Income (unaudited), will be used as the numerator. There was no prior period Earnings Per Share due to reorganization in April 2008.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended	Six months ended
Earnings Per Share	December 31, 2008	December 31, 2008

Weighted-average common shares outstanding	3,641,018	3,641,018

Average unearned ESOP shares	(79,398)	(80,495)

Weighted-avearge common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,561,620	3,560,523

Net Income	$675,126	$1,404,787

Basic & diluted earnings/share	$0.19	$0.39

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations

FAIR VALUE MEASUREMENTS (FAS NO. 157)

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2008
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Securities available for sale	$8	$-	$-	$8

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

Comparison of Financial Condition at December 31, 2008 and June 30, 2007

Our total assets were $299.2 million at December 31, 2008, representing a $17.1 million increase over $282.1 million at June 30, 2008, primarily due to a $21.5 million increase in net loans receivable to $218.5 million at December 31, 2008 from $197.0 million at June 30, 2008. This increase in the loan portfolio was offset by a decrease in securities held to maturity by 8.0 million to $55.0 million at December 31, 2008 from $63.0 million at June 30, 2008. There was an increase in cash and due from banks of $2.8 million to $10.0 million at December 31, 2008 from $7.2 million at June 30, 2008.

Deposits declined by $625,000 to $160.5 million at December 31, 2008 from $161.1 million at June 2008 and our advances from borrowers for taxes and insurances went down by $580,000 due to the payment of real estate taxes. Advances from FHLB increased by $17.0 million to $89.0 million at December 31, 2008, from $72.0 million at June 30, 2008. The proceeds were primarily used to fund our loan portfolio.

Stockholders’ equity grew by $1.5 million to $45.6 million at December 31, 2008, from $44.1 million at June 30, 2008. The increase was primarily the result of the Bank’s net income of $1.4 million for the six months ended December 31, 2008.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2008 and 2007

General.Net income for the three months ended December 31, 2008 was $675,000 ($0.19 per share) compared to a net loss of $529,000 for the three months ended December 31, 2007. Net income for the six months ended December 31, 2008 was $1.4 million ($0.39 per share) compared to a net loss of $71,000 for the six months ended December 31, 2007. The net loss for the 2007 period was primarily due to prepayment penalty for refinancing FHLB advances.

Interest Income.Total interest income remained at $4.1 million for both three month periods ending December 31, 2008, and 2007. Interest income on loans receivable went up by $343,000 to $3.3 million for the three months ended December 31, 2008 compared to $3.1 million for the same period in 2007 due to an increase in loan volume, it went up from an average balance of $183.4 million to $215.8 million at December 31, 2007 and 2008, respectively, which more than offsets a decrease in interest income from securities and other interest-earning assets. Interest income on securities and other interest-

bearing assets declined $272,000 to $780,000 compared to $1.1 million in the prior year period due to lower rates and volume.

Interest income increased only slightly to $8.2 million from $8.1 million for the six month periods ending December 31, 2008, and 2007. Interest income on loans receivable went up by $561,000 to $6.6 million at December 31, 2008 compared to $6.0 million for the same period in 2007, which more than offsets the decrease in interest income from securities and other interest-earning assets. Interest income on securities and other interest-bearing assets declined $474,000 to $1.7 million compared to $2.1 million in the prior year period. This was due to the shift of some funds from our investment portfolio to loans and declining interest rate environment.

Interest Expense.Total interest expense decreased $483,000 to $2.1 million for the three months ended December 31, 2008 as compared to $2.6 million for the same period in 2007. The decrease resulted primarily from a decrease in interest expense on deposits to $1.2 million from $1.7 million in the prior year period due to the current interest rate environment. Although it has been the Bank’s practice consistently to offer deposit rates toward the high end of current market ranges, the dramatic decrease in the ratios has resulted in a decrease in interest expense. Interest expense on borrowings for three month periods was $969,000 compared to $972,000 at December 31, 2008 and 2007 respectively.

For six month periods total interest expense decreased $1.1 million to $4.2 million at December 31, 2008 from $5.3 million at December 31, 2007. The decrease resulted primarily from a decrease in interest expense on deposits to $2.4 million from $3.3 million in the prior year period due to the current interest rate environment. Interest expense on FHLB advances decreased only slightly to $1.9 million from $2.0 million for the six months ended December 31, 2008 and 2007, respectively.Although the average balance went up the decline in interest expense was attributable to a decline in average cost of FHLB advances by 108 basis points.

Net Interest Income. For the three months ended December 31, 2008, the Bank’s interest rate spread and net interest margin were 2.17% and 2.72%, respectively, compared to 1.54% and 2.16%, respectively, for the three months ended December 31, 2007. The improvement in spread and margin for the three months ended December 31, 2008 was attributable to a decline of 109 basis points in the average cost of interest-bearing liabilities which offset a 47 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $290.8 million from $264.0 million, for the three months ended December 31, 2008 and 2007 respectively. Average interest-bearing liabilities were $244.8 million and $228.5 million for the three months ended December 31, 2008 and 2007, respectively.

Our net interest margin for the six months ended December 31, 2008 was 2.21% compared to 1.51% for the same period in 2007. The net interest rate spread increased to 2.78% for 2008 from 2.14% for 2007. The improvement in interest spread and margin for six months ended December 31, 2008 was attributable to a decline of 111 basis points in the average cost of interest bearing liabilities which offset a 41 basis point decline in yield on average interest earning assets. Average interest bearing liabilities were $240.6 million and $228.5 million at December 31, 2008, and 2007 respectively. The average earning assets were $286.6 million and $264.3 million at December 31, 2008, and 2007, respectively.

Provision for Loan Losses.We charge to operations provisions for loan losses at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We establish a specific loan loss allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, industry trends and management’s judgment.

There was provision for loan losses of $62,000 made during the six months ended December 31, 2008 compared to $20,000 in the six months ended December 31, 2007. The allowance as a percentage of total loans was 0.89% at December 31, 2008 as compared to 0.97% at June 30, 2008. There was a provision for loan losses of $62,000 made during the three months ended December 31, 2008 as compared to $0 for the same period ended December 31, 2007 due to bad economic conditions. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Non Interest Income. Other income was $71,000 for the three months ended December 31, 2008 compared to $73,000 for the same period in 2007. Other income for the six months ended was $137,000 compared to $132,000 at December 31, 2008, and December 31, 2007 respectively. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities is not expected to be a large item in non interest income. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Non Interest Expenses. Other expense was $979,000 compared to $2.3 million for three months ended December 31, 2008 and 2007 respectively. Other expenses were $1.9 million compared to $3.1 million for the six months ended December 31, 2008 and 2007, respectively. There was a significant increase in other expenses of $1.5 million in 2007 due to prepayment penalty for refinancing FHLB advances. Without the penalty expense, total other expenses would have been $ 795,000 and $1.5 million for three and six months ended 2007. The increase in other expenses was primarily due to $106,000 increase in legal fees in connection with becoming a public company and the increase in salaries and employee benefits is a result of normal salary increases, combined with the increased cost of maintaining employee benefits, including the implementation of the Bank’s employee stock ownership plan.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and has proposed to increase the assessment rate to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

In addition, the Bank is participating in the Transaction Account Guarantee and Debt Guarantee Programs under the FDIC’s Temporary Liquidity Guarantee Program. The Transaction Account Guarantee Program provides unlimited insurance coverage for non-interest-bearing transaction accounts. Under this program, the Bank will be assessed at the rate of 10 basis points for transaction account balances in excess of the $250,000 insurance limit. Under the Debt Guarantee Program, the FDIC fully guarantees senior unsecured debt of a bank or its holding company for which the institution is assessed at the rate of 75 basis points of the amount of debt issued.

The following table sets forth certain information with respect to the Bank’s interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented.

			For Three Months Ended December 31,						For Six Months Ended December 31,
		2008			2007			2008			2007
	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$215,822	$3,341	6.19%	$183,419	$2,998	6.54%	$210,945	$6,554	6.21%	$182,673	$5,993	6.56%
Securities	54,515	695	5.10%	60,119	839	5.58%	57,162	1,469	5.14%	61,753	1,678	5.43%
Other interest earning assets	20,488	85	1.66%	20,422	213	4.17%	18,469	196	2.12%	19,839	461	4.65%
Total interest earning assets	290,825	4,121	5.67%	263,960	4,050	6.14%	286,576	8,219	5.74%	264,265	8,132	6.15%
Non-interest earning assets	4,421			4,574			4,412			4,441
Total Assets	295,246			268,534			290,988			268,706

Interest -bearing liabilities:
NOW accounts	12,935	34	1.05%	12,380	47	1.52%	12,939	68	1.05%	12,524	93	1.49%
Money Market Accounts	37,804	220	2.33%	38,334	396	4.13%	37,919	451	2.38%	38,245	796	4.16%
Savings and Club accounts	12,884	49	1.52%	13,279	102	3.07%	13,225	100	1.51%	13,409	201	3.00%
Certificates of deposit	94,439	868	3.68%	93,475	1,106	4.73%	94,191	1,771	3.76%	93,367	2,231	4.78%
Total Deposits	158,062	1,171	2.96%	157,468	1,651	4.19%	158,274	2,390	3.02%	157,545	3,321	4.22%
Federal Home Loan Bank Advances	86,750	969	4.47%	71,000	972	5.48%	82,286	1,850	4.50%	71,000	1,982	5.58%
Total interest-bearing liabilities	244,812	2,140	3.50%	228,468	2,623	4.59%	240,560	4,240	3.53%	228,545	5,303	4.64%
Non interest bearing deposits	1,325			1,743			1,345			1,640
Non interest bearing liabilities	3,916			3,886			4,358			4,214
Total Liabilities	250,053			234,097			246,263			234,399
Stockholders equity	45,193			34,437			44,725			34,307
Total Liabilities and Stockholders Equity	$295,246			$268,534			$290,988			$268,706
Net interest income		$1,981			$1,427			$3,979			$2,829
interest rate spread			2.17%			1.54%			2.21%			1.51%
Net yield on interest -earning assets			2.72%			2.16%			2.78%			2.14%
Ratio of average interest -earning assets to	118.80%			115.53%			119.13%			115.63%

Provision for Income Taxes. For the three and six months ended December 31, 2008 income tax expense was $336,000 and $702,000, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2008 and 2007 were 33.2% and 33.3% respectively. For the three and six months ended December 31, 2007 there was an income tax benefit of $290,000 and $55,000. The benefit for the 2007 period was the result of the net loss for those periods caused by the FHLB prepayment penalty.

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

At December 31, 2008, the total approved loan origination commitments outstanding amounted to $8.6 million. At that date, construction loans in process were $8.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $61.4 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. At December 31, 2008, we had an unused borrowing capacity of $97.7 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2008, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of December 31, 2008, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$43,086	24.68%
Core Capital (to risk-weighted assets)	$41,568	23.81%
Core Capital (adjusted total assets)	$41,568	13.91%
Tangible Capital (to adjusted total assets)	$41,568	13.91%

Due to our strong capital position we elected not to participate in the TARP capital purchase program.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2008, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $8.6 million and unfunded commitments under lines of credit totaling $14.9 million.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of December 31, 2008.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 6, 2008, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)	Election of Directors

Nominee	For	Withheld
Craig Burton	3,224,418	268,498
Glenn Davis	3,224,443	268,473

(2)	Ratification of Auditors

			Broker
For	Against	Abstain	Non-Vote
3,489,866	0	3,050	0

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan
10.2	Deferred Compensation Plan for Directors
10.3	Restated Deferred Compensation Plan
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

_______

*          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: February 17, 2009	Charles Corcoran, President (Duly authorized officer and principal financial officer)