Form 10-Q
period 2009-03-31
WILLIAM PENN BANCORP INC
filed 2009-05-15
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2009, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

William Penn Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
Cash and due from banks	$6,339	$7,233
Interest bearing time deposits	3,264	5,137
Securities available for sale	9	5
Securities held to maturity, fair value of $ 60,635 and 63,646	60,481	63,013
Loans receivable, net of allowance for loan losses	219,959	197,025
$1,966 and $1,910 respectively
Premises and equipment, net	1,908	1,805
Federal Home Loan Bank stock, at cost	4,932	4,058
Deferred income taxes	1,995	2,110
Real estate owned	136	-
Accrued interest receivable and other assets	1,611	1,747
TOTAL ASSETS	$300,634	$282,133

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,303	$1,268
Interest bearing	158,925	159,826
Total deposits	160,228	161,094
Advances from Federal Home Loan Bank	89,000	72,000
Advances from borrowers for taxes and insurance	2,122	2,081
Accrued interest payable and other liabilities	2,766	2,811
TOTAL LIABILITIES	254,116	237,986

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;	-	-
no shares issued
Common Stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional Paid-in Capital	9,775	9,751
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(765)	(830)
Retained earnings	37,144	34,862
TOTAL STOCKHOLDERS' EQUITY	46,518	44,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,634	$282,133

See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,475	$2,920	$10,029	$8,913
Taxable Securities	716	705	2,185	2,383
Other	40	232	236	693
Total Interest Income	4,231	3,857	12,450	11,989
INTEREST EXPENSE

Deposits	1,033	1,462	3,423	4,783
Borrowings	985	808	2,835	2,790
Total Interest Expense	2,018	2,270	6,258	7,573

Net Interest Income	2,213	1,587	6,192	4,416

Provision For Loan Losses	-	-	62	20
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,213	1,587	6,130	4,396
OTHER INCOME

Service fees	33	32	101	97
Other	35	34	104	101
Total Other Income	68	66	205	198
OTHER EXPENSES

Salaries and employee benefits	551	462	1,642	1,415
Termination of defined benefit pension plan	-	269	-	269
Occupancy and equipment	161	160	473	480
FHLB Prepayment penalty	-	-	-	1,524
Other	259	155	803	425
Total Other Expenses	971	1,046	2,918	4,113

Income before Income Taxes	1,310	607	3,417	481

Income Tax Expenses	434	202	1,136	147
NET INCOME	$876	$405	$2,281	$334

Basic and diluted earnings per share (Note 5)	$0.25	N/A	$0.64	N/A

See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Nine months Ended
	March 31
	2009	2008
Cash Flows from Operating Activities	(Unaudited)
Net income	$2,281	$334
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Provision for loan losses	62	20
Provision for depreciation	115	123
Net accretion of securities premiums and discounts	(44)	(188)
Compensation expense on ESOP	(24)	-
Deferred income taxes	115	-
Decrease (increase) in accrued interest receivable and other assets	159	(483)
Increase (decrease) in accrued interest payable and other liabilities	44	(139)
Net Cash Provided by (used in) Operating Activities	2,708	(333)
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5)	(98)
Proceeds from sales of securities	-	108
Securities held to maturity:
Purchases	(17,860)	(16,133)
Maturities, calls and principal pay downs	20,437	18,999
Net increase in loans receivable	(23,130)	(5,567)
Interest bearing time deposits:
Purchases	(397)	(1,481)
Maturities and principal pay downs	2,270	1,150
Federal Home Loan Bank Stock:
Purchases	(955)	(217)
Sales	80	413
Purchases of premises and equipment	(217)	(32)
Net Cash Used In Investing Activities	(19,777)	(2,858)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(866)	7,297
Proceeds from advances from Federal Home Loan Bank	21,000	30,000
Repayment of advances from Federal Home Loan Bank	(4,000)	(35,000)
Increase in advances from borrowers for taxes and insurance	41	38
Net Cash Provided by Financing Activities	16,175	2,335
Net Decrease in Cash and Cash Equivalents	(894)	(856)
Cash and Cash Equivalents-Beginning	7,233	14,229
Cash and Cash Equivalents-Ending	$6,339	$13,373
Supplementary Cash Flows Information
Interest paid	$6,216	$7,555
Income taxes paid	$875	$240

See accompanying notes to the unaudited consolidated financial statements

WILLIAM PENN BANCORP, INC.

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

Note 3 – Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2008 was derived from the Bank’s audited consolidated financial statements. That data, along with the interim financial information presented in the consolidated balance sheets, statements of operations and statements of cash flows should be read in conjunction with the 2008 consolidated financial statements of William Penn Bancorp, Inc. including the notes thereto included in the Annual Report on Form 10 K for the year ended June 30, 2008. William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income (Loss)

The components of comprehensive income include unrealized gains and losses on available for sale securities and the change in minimum pension liability. Comprehensive income for the three months ended March 31, 2009 and 2008 was $876,000 and $579,000, respectively. Comprehensive Income for the nine months ended March 31, 2009 and 2008 was $2.3 million and $508,000, respectively.

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $876,000 and $2.3 million for the three and nine months ended March 31, 2009 as presented on the Consolidated Statements of Income (unaudited), will be used as the numerator. There was no prior period Earnings Per Share due to reorganization in April 2008.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Earnings Per Share	Three months ended	Nine months ended
	March 31, 2009	March 31, 2009

Weighted-average common shares outstanding	3,641,018	3,641,018

Average unearned ESOP shares	(77,215)	(79,418)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,563,803	3,561,600

Net Income	$876,666	$2,281,453

Basic & diluted earnings/share	$0.25	$0.64

Note 6 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The company adopted FAS 157 on July 1, 2008, which did not have a material impact to the financial statements.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

The following table presents the assets reported on the consolidated Balance sheet at their fair value as of March 31, 2009 by level within the fair value hierarchy. No liabilities are carried at fair value. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Securities available for sale	$9	$-	$-	$9

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

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network; if market conditions allow, we intend to open some new offices over approximately the next five years. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and has increased the assessment rate to between 12 and 16 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits.

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Our total assets were $300.6 million at March 31, 2009, representing a $18.5 million increase over $282.1 million at June 30, 2008, primarily due to a $22.9 million increase in net loans receivable to $220.0 million at March 31, 2009 from $197.0 million at June 30, 2008. Loan growth was primarily attributable to an increase of $13 million in our permanent single family dwellings and $6 million increase in Home equity lines of credit. This increase in the loan portfolio was partially funded by a decrease in securities held to maturity by $2.5 million to $60.5 million at March 31, 2009 from $63.0 million at June 30, 2008 and a decrease in interest bearing time deposits by $1.8 million to $3.2 million at March 31, 2009 from $5.1 million at June 30, 2008.

Deposits declined by $866,000 to $160.2 million at March 31, 2009 from $161.1 million at June 30, 2008 due to some of our major depositors withdrawing funds due to concern about FDIC deposit insurance and the banking crisis. Advances from FHLB increased by $17.0 million to $89.0 million at March 31, 2009, from $72.0 million at June 30, 2008. The increase in borrowed funds was primarily due to the need to fund our loan growth.

Stockholders’ equity grew by $2.4 million to $46.5 million at March 31, 2009, from $44.1 million at June 30, 2008. The increase was primarily the result of the Bank’s net income of $2.3 million for the nine months ended March 31, 2009.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2009 and 2008

General.Net income for the three months ended March 31, 2009 was $876,000 ($0.25 per share) compared to a net income of $405,000 for the three months ended March 31, 2008. Net income for the nine months ended March 31, 2009 was $2.3 million ($0.64 per share) compared to a net income of $334,000 for the nine months ended March 31, 2008. There were no prior period earnings per share due to reorganization in April 2008. The lower income for the 2008 period was primarily due to prepayment penalty for refinancing FHLB advances in December of 2007.

Interest Income.Total interest income for the three month period ending March 31, 2009 increased by $374,000 to $4.2 million compared to $3.8 million for the same period in 2008. Interest income on loans receivable went up by $555,000 to $3.5 million for the three months ended March 31, 2009 compared to $2.9 million for the same period in 2008 due to an increase in loan volume. Average loan balance increased from $186.1 million as of March 31, 2008 to $221.6 million as of March 31, 2009. This was offset by a decrease in interest income from other interest-earning assets. Interest income on other interest-earning assets declined by $192,000 to $40,000 at March 31, 2009 compared to $232,000 in the prior year period ending March 31, 2008 due to the reduction in dividend income on FHLB stock and lower interest rates. The average yield on other interest earning assets declined 370 basis points. Interest income on securities for both three month periods remained virtually the same.

Total interest income increased slightly to $12.5 million from $12.0 million for the nine month periods ending March 31, 2009, and 2008, respectively. Interest income on loans receivable went up by $1.1 million to $10.0 million at March 31, 2009 compared to $8.9 million for the same period in 2008, which offset the decrease in interest income on securities and other interest-earning assets. Interest income on other interest-earning assets declined $457,000 to $236,000 compared to $693,000 in the prior year period. This was due to the reduction in FHLB stock dividend, shift of some funds to loans and a declining interest rate environment. The average yield on other interest earning assets declined 286 basis points. Interest income on securities declined $198,000 to $2.2 million at nine months ended March 31, 2009 from $2.4 million in the prior year.

Interest Expense.Total interest expense decreased $252,000 to $2.0 million for the three months ended March 31, 2009 as compared to $2.3 million for the same period in 2008. The decrease resulted primarily from a decrease in interest expense on deposits to $1.0 million from $1.4 million in the prior year period due to the current interest rate environment. Though the average balance of deposits remained the same the average cost declined 108 basis points for the three months ended March 31, 2009. Although it has been the Bank’s practice consistently to offer deposit rates toward the high end of current market ranges, the dramatic decrease in interest rates has resulted in a decrease in interest expense. Interest expense on borrowings went up by $177,000 for three month periods to $985,000 compared to $808,000 at March 31, 2009 and 2008 respectively, partially offsetting the decrease in interest expense on deposits.

Total interest expense for the nine month periods decreased $1.3 million to $6.3 million at March 31, 2009 from $7.6 million at March 31, 2008. The decrease resulted primarily from a $1.4 million decrease in interest expense on deposits to $3.4 million from $4.8 million in the prior year period due to the current interest rate environment. Interest expense on FHLB advances remained virtually the same for both nine month periods ending March 31, 2009 and 2008.Although the average balance of FHLB advances increased by $20.0 million, interest expense remained the same due to a 83 basis points decline in the average cost of FHLB advances.

Net Interest Income The Bank’s interest rate spread and net interest margin for the three months ended March 31, 2009, were 2.47% and 2.99%, respectively, compared to 1.88% and 2.41%, respectively, for the three months ended March 31, 2008. The improvement in spread and margin for the three months ended March 31, 2009 was attributable to a decline of 74 basis points in the average cost of interest-bearing liabilities which was slightly offset by a 14 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $296.0 million from $263.5 million, for the three months ended March 31, 2009 and 2008 respectively. Average interest-bearing liabilities were $248.9 million and $228.4 million for the three months ended March 31, 2009 and 2008, respectively.

Our net interest margin for the nine months ended March 31, 2009 was 2.85% compared to 2.23% for the same period in 2008. The net interest rate spread increased to 2.30% for period ending March 31, 2009 from 1.64% for the same period in 2008. The improvement in interest spread and margin for nine months ended March 31, 2009 was attributable to a decline of 99 basis points in the average cost of interest bearing liabilities which offset a 33 basis point decline in yield on average interest earning assets. Average interest bearing liabilities were $243.1 million and $228.4 million at March 31, 2009, and 2008 respectively. The average earning assets were $289.6 million and $263.9 million at March 31, 2009, and 2008, respectively.

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

There was a provision for loan losses of $62,000 made during the nine months ended March 31, 2009 compared to $20,000 in the nine months ended March 31, 2008. The allowance as a percentage of total loans was 0.89% at March 31, 2009 as compared to 0.97% at June 30, 2008. There was no provision for loan losses made during the three months ended March 31, 2009 and 2008. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Non Interest Income. Other income was $68,000 for the three months ended March 31, 2009 compared to $66,000 for the same period in 2008. Other income for the nine months ended was $205,000 compared to $198,000 at March 31, 2009 and 2008 respectively. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Non Interest Expenses. Other expense was $971,000 compared to $1.0 million for three months ended March 31, 2009 and 2008 respectively. Other expenses were $2.9 million compared to $4.1 million for the nine months ended March 31, 2009 and 2008, respectively. There was a significant increase in other expenses of $1.5 million for nine months ended March 2008 due to a prepayment penalty for refinancing FHLB advances. Without the penalty expense, total other expenses would have been $2.6 million for nine months ended 2008. Increases in other expenses were primarily due to $123,000 increase in legal fees in connection with becoming a public company and an increase in salaries and employee benefits as a result of normal salary increases, combined with the increased cost of maintaining employee benefits, including the implementation of the Bank’s employee stock ownership plan.

The following table sets forth certain information with respect to the Bank’s interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month end balances. Management does not believe that the use of month end balances rather than daily balances has caused any material differences in the information presented.

			For Three Months Ended March 31,						For Nine Months Ended March 31,
		2009			2008			2009			2008
	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$221,641	$3,475	6.27%	$186,119	$2,920	6.28%	$214,284	$10,029	6.24%	$183,777	$8,913	6.47%
Securities	58,103	716	4.93%	57,521	705	4.90%	57,747	2,185	5.04%	60,310	2,383	5.27%
Other interest earning assets	16,282	40	0.98%	19,830	232	4.68%	17,591	236	1.79%	19,853	693	4.65%
Total interest earning assets	296,026	4,231	5.72%	263,470	3,857	5.86%	289,622	12,450	5.73%	263,940	11,989	6.06%
Non-interest earning assets	4,551			5,115			4,425			4,695
Total Assets	300,577			268,585			294,047			268,635

Interest -bearing liabilities:
NOW accounts	13,241	25	0.76%	12,585	43	1.37%	13,028	93	0.95%	12,545	136	1.45%
Money Market Accounts	38,448	168	1.75%	37,960	303	3.19%	38,125	619	2.16%	38,090	1,099	3.85%
Savings and Club accounts	12,944	39	1.21%	15,288	72	1.88%	13,155	139	1.41%	14,162	273	2.57%
Certificates of deposit	95,252	801	3.36%	94,054	1,044	4.44%	94,512	2,572	3.63%	93,625	3,275	4.66%
Total Deposits	159,885	1,033	2.58%	159,887	1,462	3.66%	158,820	3,423	2.87%	158,422	4,783	4.03%
Federal Home Loan Bank Advances	89,000	985	4.43%	68,500	808	4.72%	84,300	2,835	4.48%	70,000	2,790	5.31%
Total interest-bearing liabilities	248,885	2,018	3.24%	228,387	2,270	3.98%	243,120	6,258	3.43%	228,422	7,573	4.42%
Non interest bearing deposits	1,325			1,603			1,351			1,595
Non interest bearing liabilities	4,360			4,377			4,427			4,314
Total Liabilities	254,570			234,367			248,898			234,331
Stockholders equity	46,007			34,218			45,149			34,304
Total Liabilities and Stockholders Equity	$300,577			$268,585			$294,047			$268,635
Net interest income		$2,213			$1,587			$6,192			$4,416
interest rate spread			2.47%			1.88%			2.30%			1.64%
Net yield on interest -earning assets			2.99%			2.41%			2.85%			2.23%
Ratio of average interest -earning assets to	118.94%			115.36%			119.13%			115.55%
average interest-bearing liabilities

Provision for Income Taxes. For the three and nine months ended March 31, 2009 income tax expense was $434,000 and $1.1 million, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2009 were 33.1% and 33.3% respectively. For the three and nine months ended March 31, 2008 the income tax expenses were $202,000 and $147,000, respectively. The effective tax rates for the three and nine months for period ending March 2008 were 33.3% and 30.6% respectively. The lower income for the period ending March 31, 2008 was caused by the FHLB advances prepayment penalty.

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

At March 31, 2009, the total approved loan origination commitments outstanding amounted to $4.4 million. At that date, construction loans in process were $7.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $57.2 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. At March 31, 2009, we had an unused borrowing capacity of $62.9 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2009, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of March 31, 2009, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$43,950	24.91%
Core Capital (to risk-weighted assets)	$42,430	24.05%
Core Capital (adjusted total assets)	$42,430	14.12%
Tangible Capital (to adjusted total assets)	$42,430	14.12%

Due to our strong capital position we elected not to participate in the TARP capital purchase program.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2009, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $4.4 million and unfunded commitments under lines of credit totaling $15.3 million.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of March 31, 2009.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2009 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan **
10.2	Deferred Compensation Plan for Directors **
10.3	Restated Deferred Compensation Plan **
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

_______

*          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)

*          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran, President
Date: May 15, 2009	Charles Corcoran, President (Duly authorized officer and principal financial officer)