Form 10-K
period 2009-06-30
WILLIAM PENN BANCORP INC
filed 2009-09-28
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐YES ☒ NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13.6 million as of December 31, 2008 based on the last sale ($13.60 per share) reported on the OTC Bulletin BoardSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of September 25, 2009, there were issued and outstanding 3,641,018 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2009 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

WILLIAM PENN BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended June 30, 2009

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

Lending Activities

General. Our loan portfolio is primarily comprised of one- to four-family residential real estate loans. We are a reputation lender and feel we have built a niche in our market area for providing financing on what we believe are high quality credits that are, for various reasons, ineligible for resale in the secondary market. For example, we originate a significant amount of mortgages on non-owner-occupied properties (which are generally referred to as “investor loans”). At June 30, 2009, we had approximately $65.7 million of loans on non-owner-occupied, one- to four-family residences (“investor loans”), representing approximately 29.6% of Total loans. This $65.7 million of one- to four-family investor loans includes $61.1 million of first mortgages, $734,000 of second mortgages and $3.9 million of construction loans. Loans on one- to four-family residences are generally considered to have less credit risk than other types of real estate lending, but a non-owner-occupied property puts the loan on that property into the category of “investor loans” and these loans are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may depend on the rental income from such properties.

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

We have in the past intentionally reduced mortgage lending because of the yield curve’s impact on the pricing of short-term assets relative to long-term assets. We now anticipate embarking on a proactive growth strategy. We anticipate, however, that we will continue to limit our origination of fixed-rate, 30-year loans unless we have a commitment for the resale of such loans in the secondary market because that strategy remains a component of our management of interest rate risk. We expect therefore to continue to focus on the origination of adjustable-rate loans and fixed-rate loans with terms of 20 years or less. The mix of adjustable-rate loans to fixed-rate loans will be dependent on what is in demand by customers, and we plan to continue to retain loans with terms of 20 years or less regardless of whether the loans are fixed or adjustable rate. We intend to increase our origination of multi-family and nonresidential mortgage loans going forward as we grow the overall loan portfolio. Our multi-family and nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of small apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate. We do not anticipate changing the type of multi-family and nonresidential lending that we have done in the past; our intention is do a greater volume of the same type of lending. We do not at the present time originate non-real estate commercial loans or lines of credit to businesses and we have no current intention of expanding our lending activities into that type of commercial lending.

The majority of our loans are to borrowers who reside in Bucks County and could be expected to be similarly affected by economic conditions there.

Loan Portfolio Composition.The following table analyzes the composition of the Bank’s portfolio by loan category at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$142,499	62.36%	$129,709	62.04%	$117,338	61.82%	$117,335	62.41%	$122,821	63.92%
Home equity and second mortgage	7,276	3.18	8,394	4.02	8,791	4.63	9,022	4.80	6,216	3.24
Multi-family	10,268	4.49	12,229	5.85	10,829	5.70	11,137	5.92	8,385	4.36
Nonresidential	35,366	15.48	30,262	14.48	27,397	14.43	25,298	13.46	26,943	14.02
Land	3,999	1.75	4,041	1.93	4,010	2.11	4,254	2.28	4,508	2.35
Construction	14,205	6.22	15,466	7.40	11,111	5.85	9,822	5.22	10,831	5.64
Consumer	2,347	1.03	2,450	1.17	2,762	1.46	3,613	1.92	5,383	2.80
Home equity lines of credit	12,142	5.31	6,161	2.95	7,162	3.77	7,096	3.77	6,591	3.43
Savings account loans	420	0.18	336	0.16	428	0.23	422	0.22	457	0.24
Total loans	228,522	100.00%	209,048	100.00%	189,828	100.00%	187,999	100.00%	192,135	100.00%
Less:
Loans in process	(5,562)		(9,144)		(6,668)		(4,081)		(6,206)
Unearned loan origination fees, net	(841)		(969)		(1,116)		(1,231)		(1,465)
Allowance for loan losses	(2,180)		(1,910)		(1,840)		(1,675)		(1,500)
Total loans, net	$219,939		$197,025		$180,204		$181,012		$182,964

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2009. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2009
	One to Four Family	Construction and Land	Non- Residential and Multi- Family	Home Equity and Second Mortgage	Home Equity Lines of Credit	Consumer Loans and Savings Account Loans	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$15	$16,845	$13	$89	$87	$1,010	$18,059

After 1 year
1 to 3 years	1,274	858	140	476	-	590	3,339
3 to 5 years	5,587	-	1,213	957	108	1,016	8,881
5 to 10 years	21,992	-	7,995	1,778	438	85	32,288
10 to 15 years	32,880	501	14,077	2,790	11,509	-	61,757
Over 15 years	80,751	-	22,196	1,186	-	66	104,199
Total due after one year	142,484	1,359	45,621	7,187	12,055	1,757	210,463
Total	$142,499	$18,204	$45,634	$7,276	$12,142	$2,767	$228,522

The following table sets forth the dollar amount of all loans at June 30, 2009 due after June 30, 2010 which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate mortgage
One- to four-family	$79,250	$63,234	$142,484
Home equity and second mortgage	6,860	327	7,187
Nonresidential and multi-family	24,833	20,788	45,621
Construction and Land	1,359	-	1,359
Home equity lines of credit	-	12,055	12,055
Consumer loans and savings account loans	186	1,571	1,757
Total	$112,488	$97,975	$210,463

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

Our underwriting policies permit the origination of one-to four-family first mortgage loans, for primary residence or vacation home, with a loan-to-value of up to 95%. We also offer an affordable housing/first time home buyer program, which uses the 95% loan-to-value limit but permits the borrower to have equity in the real estate of as little as 3%. This program also provides that in low- to moderate-income census tracts of our Community Reinvestment Act lending area we can permit a 100% loan-to-value. We originate leasehold mortgages with a loan-to-value of up to 70%. We offer mortgage loans on non-owner-occupied, one- to four-family properties (investor loans) with up to a 80% loan-to-value ratio and no more than a 20-year term if the rate is fixed.

We offer fixed-rate mortgages with terms of 10, 15, 20 or 30 years. We originate adjustable-rate mortgages, or ARMs, at rates based upon the constant maturity yield of one year U.S. Treasury securities with up to 30-year terms. We currently offer either one, three, five and seven year ARMs with rates resetting on an annual basis, beginning either after the first, third, fifth or seventh year as the case may be. These loans have a two percentage point cap on annual rate adjustments. The maximum rate adjustment over the life of the 3/5 and 7 year ARMs is six percentage points. The maximum rate adjustment over the life of the one-year ARMs is seven percentage points.

Property appraisals on real estate securing one- to four-family residential loans are made by state certified or licensed independent appraisers. Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

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

The Automated Valuation Models (AVM) is used for home equity loans and lines of credit in amounts of $100,000 or less or with loan-to-values of less than 70%. Should the AVM not provide sufficient value to support the request, a full appraisal may be requested by the borrower at the borrower’s expense.

Construction and Land Loans. We originate construction loans, land acquisition loans and land development loans. Construction loans may be for residential or nonresidential projects. Land loans are originated with a 70% loan-to-value limit, land development loans have a 75% limit and construction loans have an 80% limit on the appraised value of the completed project. The construction phase may be no longer than 18 months. A land loan may have a 24-month, interest-only term or may be a three-year balloon loan with a 15-year amortization schedule. Financing is available for owner-occupied residences, and we also provide financing to builders and real estate developers. Approximately 90% of our construction and land loan portfolio represents loans to builders and developers. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers.

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

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. The security if any for consumer loans often consists of rapidly depreciating personal property like automobiles. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, based on our financial condition as of June 30, 2009, our loans to one borrower regulatory lending limit was approximately $6.7 million. Our largest borrower at that date had 3 loans outstanding with an aggregate balance of $5.7 million, representing mortgages secured by liens on commercial real estate. The Board of Directors evaluates the creditworthiness of large borrowers on a case-by-case basis, and the Board is willing to lend up to the regulatory limit for what it determines to be quality loans.

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

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2009, was approximately $5.2 million, excluding undisbursed portions of construction loans totaling $5.6 million. We also had $15.0 million of unfunded commitments on lines of credit as of that date.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in the Board of Directors and, to a lesser extent, a loan committee comprised of senior officers may approve loans up to $500,000 if the loan is substantially in compliance with the applicable lending policy. Prior Board approval is required for all loans in excess of $500,000 and the Board generally ratifies all loans at its twice-monthly meetings.

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

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

One- to four-family mortgage loans	$1,280	$1,180	$867	$402	$574
Multi-family mortgage loans	203	—	—	—	—
Nonresidential loans	-	1,122	841	—	—
Construction loans	-	649	245	—	145
Consumer loans	-	—	—	—	34
Home equity lines of credit	-	38	111	—	138
Total non-performing loans	$1,483	$2,989	$2,064	$402	$891
Real estate owned	$206	—	—	—	—
Total non-performing assets	$1,689	$2,989	$2,064	$402	$891
Total non-performing loans to total loans	0.67%	1.50%	1.13%	0.21%	0.48%
Total non-performing loans to total assets	0.48%	1.06%	0.77%	0.15%	0.34%
Total non-performing assets to total assets	0.55%	1.06%	0.77%	0.15%	0.34%

We had no real estate owned or other repossessed assets as of any of the dates shown in the table above except $206,000 as of June 30, 2009. We did not have any troubled debt restructurings (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

As of June 30, 2009, there were no loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

During the year ended June 30, 2009, gross interest income of less than $117,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $52,000 in interest on such loans was included in income for the year ended June 30, 2009.

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

The following is a summary of information pertaining to impaired loans:

	Year Ended June 30,
	2009	2008

Impaired loans without a valuation of allowance	$1,713	$—
Impaired loans with a valuation allowance	4,155	4,123
Total impaired lans	$5,868	$4,123
Valuation allowance related to impaired loans	$561	$888

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

As of June 30, 2009, 2008 and 2007 our classified loans were as follows.

	At June 30,
	2009	2008	2007
	(In thousands)

Special Mention	$6,533	$3,001	$3,001
Substandard	1,689	2,989	2,516
Doubtful	—	—	—
Loss	—	—	—
Total	$8,222	$5,990	$5,517

Special mention loans at June 30, 2009, 2008 and 2007 were comprised of one $3.0 million loan secured by a tract of land in Wildwood, New Jersey and 3 construction participation loans for the year ended June 30, 2009.

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

The Bank’s loan loss experience in recent periods has been low. Over the last five fiscal years, the Bank had loan charge offs totaling $279,000 and recoveries totaling $16,000. Provisions to the allowance in recent periods have been more influenced by current economic conditions than by the Bank’s recent loss experience. The allowance has also been affected by management’s decision to raise the Bank’s reserve on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of June 30, 2009, however payments are being received not from the borrower but from the borrower’s business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan. The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup.

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

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses for the periods indicated.

	For the Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance balance (at beginning of period)	$1,910	$1,840	$1,675	$1,500	$1,350
Provision for loan losses	531	70	156	186	149
Charge-offs:
One- to four-family mortgage loans	—	—	—	—	—
Construction loans	100	—	—	—	—
Commercial	156	—	—	—	—
Consumer loans	5	—	—	13	4
Total charge-offs	261	—	—	13	4
Recoveries:
One- to four-family mortgage loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans	—	—	9	2	5
Total recoveries	—	—	9	2	5
Net (charge-offs) recoveries	(261)	—	9	(11)	1
Allowance balance (at end of period)	$2,180	$1,910	$1,840	$1,675	$1,500
Total loans outstanding	$222,960	$199,904	$183,160	$183,918	$185,929
Average loans outstanding(1)	$216,095	$186,244	$182,672	$185,954	$184,451
Allowance for loan losses as a percent of total loans outstanding	0.98%	0.96%	1.00%	0.91%	0.81%
Allowance for loan losses to non-performing loans	147.00%	63.90%	89.15%	416.67%	168.35%
Net charge-offs to average loans	0.12%	0.00%	0.00%	0.00%	0.00%

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

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage
One- to four-family	$918	62.36%	$273	62.04%	$279	61.82%	$264	62.41%	$275	63.92%
Home equity and second mortgages	26	3.18	20	4.02	18	4.63	18	4.80	12	3.24
Multi-family	90	4.49	30	5.85	162	5.70	166	5.92	125	4.36
Nonresidential	422	15.48	575	14.48	503	14.43	376	13.46	385	14.02
Land	451	1.75	618	1.93	489	2.11	498	2.28	366	2.35
Construction	169	6.22	170	7.40	67	5.85	71	5.22	48	5.64
Consumer	23	1.03	45	1.17	89	1.46	108	1.92	268	2.80
Home equity lines of credit	44	5.31	15	2.95	20	3.77	14	3.77	20	3.43
Loans on savings accounts	—	0.18	—	0.16	—	0.23	—	0.22	—	0.24
Unallocated	37		164	0.00	213	0.00	160	0.00	1	0.00
Total allowance	$2,180	100.00%	$1,910	100.00%	$1,840	100.00%	$1,675	100.00%	$1,500	100.00%

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

Mortgage-Backed Securities and Collateralized Mortgage Obligations. Mortgage-related securities represent a participation interest in a pool of one-to-four-family or multi-family mortgages. We primarily invest in mortgage-backed securities secured by one-to-four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Freddie Mac, Ginnie Mae, and Fannie Mae or issued by private, non-government, corporate issuers.

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

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. William Penn Bank’s investment in non-government agency collateralized mortgage obligations has increased in the last two years. The balance of its investments in these securities was $13.4 million as of June 30, 2009, $6.1 million as of June 30, 2008 and $0 as of June 30, 2007.

Securities Portfolio Composition. The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at their fair value.

	At June 30,
	2009	2008	2007
	(In thousands)
Securities Available for Sale:
Mutual funds	$10	$5	$25

Securities Held to Maturity:
U.S. Government corporations and agencies securities	$32,371	$48,005	$53,718
Mortgage-backed securities	6,908	10,631	7,919
Collateralized Mortgage Obligations	19,236	4,377	—
Corporate debt securities	201	—	—
Municipal bonds	299	—	—

Total Held to Maturity	$59,015	$63,013	$61,637

The following tables set forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at June 30, 2009. These tables show contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mutual funds	$10	1.50%	$—	—%	$—	—%	$—	—%	$10	1.50%	$10
U.S. Government corporations and agencies securities	4,000	4.33	11,899	5.26	5,571	5.80	10,901	5.63	32,371	5.36	32,958
Mortgage-backed securities	30	5.13	—	—	160	5.55	6,718	5.15	6,908	5.16	7,128
Collateralized Mortgage Obligations	—	—	2,202	4.00	3,619	5.00	13,415	3.89	19,236	4.11	19,016
Corporate Bonds	100	4.30	101	6.75	—	—	—	—	201	5.53	202
Municipal Bonds	—	—	—	—	199	3.25	100	4.00	299	3.50	299
Total	$4,140	4.22%	$14,202	5.03%	$9,549	5.37%	$31,134	4.76%	$59,025	4.88%	$59,613

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

	Year Ended June 30,
	2009		2008		2007
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$1,496	—%	$1,522	—%	$1,487	—%
NOW accounts	13,240	0.83	12,597	1.36	12,930	1.45
Money market accounts	38,456	1.94	37,989	3.49	34,579	4.08
Savings and club accounts	13,214	1.30	14,026	2.40	13,728	2.78
Certificates of deposit	94,687	3.49	93,766	4.52	93,261	4.52

Total deposits	$161,093		$159,900		$155,985

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

The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2009.

At June 30, 2009
(In thousands)
Maturity Period
Within three months	$11,375
Three through six months	8,878
Six through twelve months	5,904
Over twelve months	9,740
$35,897

Borrowings. We periodically borrow funds from the Federal Home Loan Bank of Pittsburgh to supplement deposits as a source of funds. As of June 30, 2009, our borrowings totaled $89 million and had a weighted average cost of 4.37%. As a strategy to lock in rates on funding beginning in the late 1990s we took long term advances to protect against rising rates. Rates, however, fell to historic lows instead of rising. These borrowings had been a drain on our profitability and we determined in early December 2007 to undertake a refinancing of these advances, as we expected the improvement in our net interest margin resulting from the refinancing would make it worth incurring a significant penalty for the pre-payment of the advances. The penalty was a $1.5 million charge to earnings during the quarter ended December 31, 2007. We pre-paid $25.0 million of advances with a weighted average rate of 5.87% and took replacement advances totaling $30.0 million with a weighted average rate of 3.84%.

The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank Advances:
Average balance outstanding	$85,385	$70,000	$68,692
Maximum amount outstanding at any month-end during the period	89,000	72,000	71,000
Balance outstanding at end of period	89,000	72,000	71,000
Weighted average interest rate during the period	4.46%	5.19%	5.69%
Weighted average interest rate at end of period	4.37%	4.53%	5.61%

Additional information regarding our borrowings is included in Note 10 to the Consolidated Financial Statements incorporated by reference herein.

Subsidiaries

The Company’s only subsidiary is the Bank. The Bank has one subsidiary: WPSLA Investment Corporation, incorporated under Delaware law in 2000 to hold securities. At June 30, 2009, this subsidiary held securities with a carrying value of approximately $29.2 million, representing about half of our total securities portfolio of $59.0 million at that date.

Personnel

As of June 30, 2009, we had 32 full-time employees and 5 part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date.The Transaction Account Guarantee Program has been extended until June 30, 2010 but after January 1, 2010, participating institutions will be assessed at a rate between 15 and 25 basis points on transaction account balances in excess of $250,000. Institutions currently participating in the Transaction Account Guarantee Program will be able to opt of the extended program until November 2, 2009.The Company and the MHC have not opted out of the Debt Guarantee Program. The Bank did not opt out of either part of the Temporary Liquidity Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV have been assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the third calendar quarter of 2008 when the credit was exhausted.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS® would be treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The FDIC has further imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and may impose additional special assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment, which is determined quarterly, was $17,871 in fiscal year ended June 30, 2009. These assessments will continue until the FICO bonds mature in 2017.

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

At June 30, 2009, William Penn Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (generally defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. William Penn Bank met the qualified thrift lender test as of June 30, 2009 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. Dividends of $60,000 were received from FHLB in 12 months ended June 30, 2009. $200,000 were received in 12 months ended June 30, 2008. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Waivers of Dividends by William Penn, MHC. William Penn, MHC is required to provide prior notice to the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from William Penn Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Neither the payment of a dividend by William Penn Bancorp nor the intension to waive by William Penn, MHC has been determined at this point.

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

Proposed Financial Regulatory Reform Legislation. The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current federal bank regulatory structure. The proposal would merge our current primary federal regulator, the Office of Thrift Supervision, and the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into a new federal banking regulator, the National Bank Supervisor. The proposal would also eliminate the federal thrift charter and require all federal savings associations, such as William Penn Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings association. A federal savings association that does not make the election would, by operation of law, be converted into a national bank within one year of the effective date of the legislation.

If William Penn Bank is required to convert to a bank charter, William Penn, MHC and William Penn Bancorp would be required to become bank holding companies subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which differs from that of the Office of Thrift Supervision in certain important respects, particularly with respect to mutual holding companies. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to notice to and non-objection by the Office of Thrift Supervision, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that waived dividends will not be taken into account in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, William Penn, MHC would not be permitted to waive the receipt of dividends declared by William Penn Bancorp. This would have an adverse impact on our ability to pay dividends.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period.

The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. This provision was effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) has imposed additional compensation restrictions on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Due to its strong capital position the Company did not participate in the Treasury’s Capital Purchase Plan.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of June 30, 2009, our investment in premises and equipment, net of depreciation and amortization, totaled $2.0 million. We currently have three full-service offices, as shown in the table below.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2009
			(In thousands)
Levittown	1967	Owned	$41
Morrisville	1973	Owned	$100
Richboro	1984	Owned	$215

We also own a five-acre tract of land in Levittown, Pennsylvania with a net book value as of June 30, 2009 of approximately $479,000. There are presently two buildings on this property. Our loan servicing department occupies part of one building with the other part of that building leased to a physicians group surgical center. The second building is vacant at present but is being renovated to become a bank operations center. We are in the process of receiving the necessary approvals to construct a new building on the vacant land on this site to serve as a new full-service office location.

We also own two adjacent single-family residential properties in Furlong, Pennsylvania (within Bucks County) with a book value as of June 30, 2009 of approximately $279,000. We are currently holding these properties as a potential future office site.

Item 3. Legal Proceedings

William Penn Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated against William Penn Bancorp or William Penn Bank as of June 30, 2009 that were expected to have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2009 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information contained in the section captioned “Change in Auditors” in the Annual Report is incorporated herein by reference.

Item 9A(T). Controls and Procedures.

(a)        Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)       Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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

(1)        The consolidated balance sheet of William Penn Bancorp, Inc. as of June 30, 2009 and 2008 (as restated) and the related consolidated statements of income, changes in stockholders’ equity (as restated) and cash flows for each of the two years in the period ended June 30, 2009, together with the related notes and the independent auditors’ report of S. R. Snodgrass, A.C., independent registered accounting firm, at and for the years ended June 30, 2009 and 2008.

(2)	Schedules omitted as they are not applicable.

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. **
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1 †	Directors Consultation and Retirement Plan ***
10.2 †	Deferred Compensation Plan for Directors ***
10.3 †	Restated Deferred Compensation Plan ***
13	Annual Report to Stockholders for fiscal year ended June 30, 2009
16	Letter of Concurrence from Beard Miller Company LLP to the SEC Regarding Change in Certifying Accountants ****
21	Subsidiaries of the Registrant
23.1	Consent of S. R. Snodgrass, A.C.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

_______________

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**	Incorporated by reference from the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009.
***	Incorporated by reference from the identically numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
****	Incorporated by reference from the exhibit to Registrant’s Current Report on Form 8-K/A filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORP, INC.
Date: September 28, 2009		/s/ Charles Corcoran
	By:	Charles Corcoran President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on September 28, 2009.

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