Form 10-Q
period 2009-09-30
WILLIAM PENN BANCORP INC
filed 2009-11-17
CIK 1420821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 16, 2009, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

William Penn Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Cash and due from banks	$3,925	$15,855
Interest bearing time deposits	1,914	2,524
Securities available for sale	15,999	10
Securities held to maturity, fair value of $44,706 and $63,646	43,847	59,015
Loans receivable, net of allowance for loan losses of
$2,251 and $2,180, respectively	229,672	219,939
Premises and equipment, net	2,111	1,953
Federal Home Loan Bank stock, at cost	4,932	4,932
Deferred income taxes	1,941	2,052
Accrued interest receivable and other assets	1,764	1,748
Real estate owned	170	206
TOTAL ASSETS	$306,275	$308,234

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,412	$2,916
Interest bearing	165,977	164,176
Total deposits	167,389	167,092
Advances from Federal Home Loan Bank	87,000	89,000
Advances from borrowers for taxes and insurance	846	2,157
Accrued interest payable and other liabilities	3,023	3,078
TOTAL LIABILITIES	258,258	261,327

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;
no shares issued	—	—
Common stock, $.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,789	9,781
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(721)	(743)
Retained earnings	38,360	37,505
Accumulated other comprehensive income	225	—
TOTAL STOCKHOLDERS' EQUITY	48,017	46,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,275	$308,234

See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Three months ended
	September 30,
	2009	2008
	(unaudited)
INTEREST INCOME
Loans receivable, including fees	$3,357	$3,213
Taxable Securities	646	774
Exempt from federal income tax	3	—
Other	21	111
Total Interest Income	4,027	4,098
INTEREST EXPENSE

Deposits	846	1,219
Borrowings	975	881
Total Interest Expense	1,821	2,100

Net Interest Income	2,206	1,998

Provision For Loan Losses	94	—

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,112	1,998

OTHER INCOME

Service fees	29	29
Realized gain on sale of
available for sale securities	70	—
Other	41	37
Total Other Income	140	66

OTHER EXPENSES

Salaries and employee benefits	570	536
Occupancy and equipment	161	150
FDIC deposit insurance premium	57	7
Professional fees	43	105
Other	136	170
Total Other Expenses	967	968

Income before Income Taxes	1,285	1,096

Income Tax Expenses	430	366
NET INCOME	$855	$730

Basic and diluted earnings per share (Note 5)	$0.24	$0.20

See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net income	$855	$730
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	93	—
Provision for depreciation	43	41
Net amortization (accretion) of securities premiums and discounts	108	(50)
Compensation expense on ESOP	30	31
Deferred income taxes	(5)	(8)
Origination of loans for sale	(495)	—
Proceeds from sale of loans	501	—
Gain on sale of loans	(6)	—
Realized gains on sales of securities	(70)	—
Increase in accrued interest receivable and other assets	(15)	(207)
Decrease in accrued interest payable and other
liabilities	(55)	(64)
Net Cash Provided by Operating Activities	984	473
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(3,991)	(2)
Proceeds from sales of securities	1,563	—
Securities held to maturity:
Purchases	(6,829)	(2,271)
Maturities, calls and principal paydowns	8,738	9,980
Net increase in loans receivable	(9,791)	(13,119)
Interest bearing time deposits:
Maturities & principal paydowns	610	193
Federal Home Loan Bank Stock:
Purchases	—	(682)
Purchases of premises and equipment	(200)	(5)
Net Cash used for Investing Activities	(9,900)	(5,906)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	297	(2,435)
Proceeds from advances from Federal Home Loan Bank	—	16,000
Repayment of advances from Federal Home Loan Bank	(2,000)	—
Decrease in advances from borrowers for taxes and insurance	(1,311)	(1,181)
Net Cash Provided by (used for) Financing Activities	(3,014)	12,384
Net Increase (Decrease) in Cash and Cash Equivalents	(11,930)	6,951
Cash and Cash Equivalents-Beginning	15,855	7,233
Cash and Cash Equivalents-Ending	$3,925	$14,184
Supplementary Cash Flows Information
Interest paid	$1,865	$2,065
Income taxes paid	$325	$425

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

Note 2 - Nature of Operations

The consolidated financial statements include the accounts of William Penn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, William Penn Bank, FSB (the “Bank”), and the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”). The primary purpose of the Company is to act as the holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). William Penn Bank, FSB (the Bank) is a federally chartered savings bank. The Bank's primary business consists of the taking of deposits and granting of mortgage loans to the customers generally in the Bucks County, Pennsylvania area. The Bank is supervised and regulated by the Office of Thrift Supervision. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

Note 3 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, the Bank and WPSLA. WPSLA Investment Corporation was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2009 was derived from the Company’s audited consolidated financial statements. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the 2009 consolidated financial statements of William Penn

Bancorp, Inc. including the notes thereto included in the Annual Report on Form 10K for the year ended June 30, 2009. William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income (Loss)

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended September 30, 2009 and 2008 was $855,000 and $730,000, respectively.

	Three months ended September 30,
	2009	2008
	(in thousands)
Unrealized holding gains
(losses) on available-for-
sale securities	$411	$—
Reclassification adjustment for
gains included in net income	(70)
Net Unrealized Gains	$341	$—
Income tax effect	116	—
Net of Tax Amount	$225	$—

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $855,000 and $730,000 for the three months ended September 30, 2009 and 2008, respectively as presented on the Consolidated Statements of Income (unaudited), will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	September 30,
	2009	2008

Weighted-average common shares outstanding	3,641,018	3,641,018

Average unearned ESOP shares	(72,852)	(81,591)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,568,166	3,559,427

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$11	$—	$—	$11
Collateralized mortgage obligations	15,647	459	(118)	15,988
Total	$15,647	$459	$(118)	$15,999

Held to Maturity:
U.S. Government corporations
and agencies securities	$30,683	$584	$(29)	$31,238
Mortgage-backed securities	6,235	224	(1)	6,458
Collateralized mortgage obligations	6,429	74	(2)	6,501
Corporate bonds	201	3	(1)	203
Municipal bonds	299	7	—	306
Total	$43,847	$892	$(33)	$44,706

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available For Sale:
Mutual Funds	$10	$—	$—	$10
	$10	$—	$—	$10
Held to Maturity:
U.S. Government corporations
and agencies securities	$32,371	$669	$(82)	$32,958
Mortgage-backed securities	6,908	220	—	7,128
Collateralized mortgage obligations	19,236	271	(491)	19,016
Corporate bonds	201	1	—	202
Municipal bonds	299	—	—	299
Total	$59,015	$1,161	$(573)	$59,603

The amortized cost and fair value of securities, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties (in thousands).

	September 30, 2009		September 30, 2009
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,100	$4,159	$—	$—
Due after one year through five years	7,499	7,735	—	—
Due after five years through ten years	5,835	5,922	—	—
Due after ten years	13,749	13,931	—	—
Mortgage-Backed securities	6,235	6,458	—	—
Collateralized mortgage obligations	6,429	6,501	15,647	15,988
	$43,847	$44,706	$15,647	$15,988

In 2009, the Company recognized proceeds from the sale of investment securities available for sale and related gross gains of $1,563,000 and $70,000 respectively. In 2008, the Company did not have any sales of investment securities available for sale and did not experience any gross realized gains and losses.

In 2009, the Company transferred all of its private label collateralized mortage obligations from the held-to-maturity classification to available-for-sale. The transfer of the securities to the available-for sale category was based upon a change in the Company’s intent with respect to holding these securities to maturity. The amortized cost and gross unrealized gains on these transferred securities was $12.3 million and $264,000, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

			September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Collateralized mortgage
obligations	$3,211	$(53)	$1,814	$(65)	$5,025	$(118)
	$3,211	$(53)	$1,814	$(65)	$5,025	$(118)

Held to Maturity:
U.S. Government
corporations and agencies securities	$3,617	$(29)	$—	$—	$3,617	$(29)
Collateralized mortgage obligations	947	(2)	—	—	947	(2)
Mortgage-backed securities	1,253	(1)			1,253	(1)
Corporate bonds	100	(1)			100	(1)
	5,917	(33)	—	—	5,917	(33)
Total Temporarily
Impaired securities	$9,128	$(86)	$1,814	$(65)	$10,942	$(151)

			June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
U.S. Government
corporations and
agencies securities	$7,309	$(82)	$—	$—	$7,309	$(82)
Collateralized mortgage
obligations	6,695	(313)	2,503	(178)	9,198	(491)
Total Temporarily
Impaired securities	$14,004	$(395)	$2,503	$(178)	$16,507	$(573)

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed analysis, management uses indicators which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; prepayment assumptions; and certain other collateral-related characteristics such as delinquency rates, the security’s performance, and the severity of expected collateral losses.

There are 12 positions that are impaired at September 30, 2009, including 6 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time, management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor is it more likely than not the Company would be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (in thousands):

	At September 30,		At June 30,
	2009		2009

Mortgage loans on real estate:
Residential 1-4 family	$141,633	59.61%	$142,499	62.36%
Residential multi-family (five or more)	9,682	4.08%	10,268	4.49%
Commercial-non-residential	45,152	19.05%	35,366	15.48%
Construction	13,332	5.62%	14,205	6.22%
Land	3,989	1.68%	3,999	1.75%
Home equity and second mortgages	6,862	2.89%	7,276	3.18%
Equity lines of credit	13,965	5.90%	12,142	5.31%
Total Mortgage Loans on Real Estate	234,615		225,755

Consumer loans	2,298	0.97%	2,347	1.03%
Loans on savings accounts	483	0.20%	420	0.18%
Total Loans	237,396	100.00%	228,522	100.00%

Loans in process	(4,666)		(5,562)
Unearned loan origination fees	(807)		(841)
Allowance for loan losses	(2,251)		(2,180)
Net Loans	229,672		$219,939

At September 30, 2009, we had approximately $66.8 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 28.8% of total loans. This $66.8 million of one- to four-family investor loans includes $62.8 million of first mortgages; $708,000 of second mortgages; and $3.3 million of construction loans.

Note 8 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interimreporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on July 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On July 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until July 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and did not have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 9 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

NOTE 9 :FAIR VALUE MEASUREMENTS

The Company presents enhanced disclosures about assets and liabilities carried at fair value. U. S. generally accepted accounting standards establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels of hierarchy are as follows:

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

The following table presents the assets reported on the consolidated balance sheets at their fair value, by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Mutual funds	$11	$-	$-	$11
Collateralized mortgage obligations	-	15,988		15,988

	June 30, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Mutual funds	$10	$-	$-	$10

Assets and Liabilities Measured on a Non-Recurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. At September 30, 2009, impaired loans with a carrying value of $6,109,000 were reduced by specific valuation allowance totaling $806,000 resulting in a net fair value of $5,303,000. At June 30, 2009, impaired loans with a carrying value of $5,868,000 were reduced by specific valuation allowance totaling $561,000 resulting in a net fair value of $5,307,000, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

	September 30, 2009
Assets:	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$5,303	$5,303
Other real estate owned	—	170	—	170

	$—	$170	$5,303	$5,473

	June 30, 2009
Assets:	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$5,307	$5,307
Other real estate owned	—	206	—	206

	$—	$206	$5,307	$5,513

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company, since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments.

Cash and Due from Banks and Interest Bearing Time Deposits

The carrying amounts of cash and due from banks and interest bearing time deposits approximate their fair value.

Securities Available for Sale and Held to Maturity

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable, net

For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, fair values are based on carrying values. The fair values of fixed rate loans are estimated using discounted cash flow analyses at market interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

Fair values for demand deposits, savings accounts, and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank

Fair value of advances from Federal Home Loan Bank is estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from Federal Home Loan Bank with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30,		June 30,
	2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and amounts due from
banks	$3,925	$3,925	$15,855	$15,855
Interest bearing time deposits	1,914	1,914	2,524	2,524
Securities available for sale	15,999	15,999	10	10
Securities held to maturity	43,847	44,706	59,015	59,603
Loans receivable, net	229,672	238,540	219,939	229,070
Federal Home Loan Bank stock	4,932	4,932	4,932	4,932
Accrued Interest receivable:
Loans receivable	1,053	1,053	1,022	1,022
Investment securities	316	316	410	410
Mortgage-backed securities	99	99	94	94

Financial liabilities:
Non-interest bearing demand
deposits	1,412	1,412	2,916	2,916
NOW accounts	12,579	12,579	14,490	14,490
Money market accounts	39,268	39,268	40,273	40,273
Savings and club accounts	13,691	13,691	13,540	13,540
Certificates of deposit	100,439	103,140	95,873	98,451
Advances from Federal Home
Loan Bank	87,000	91,668	89,000	93,775
Accrued interest payable	298	298	342	342

Off-balance sheet financial
instruments	—	—	—	—

Note 10 : Subsequent Events

The Company assessed events occurring subsequent to September 30, 2009 through November 16, 2009, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 16, 2009.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and our significant policies are described in Note 2 to our consolidated financial statements included in the William Penn Bancorp, Inc. 2009 Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and statements of income for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for deferred tax assets and other-than-temporary impairment of securities.

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

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Our total assets decreased by $1.9 million to $306.3 million at September 30, 2009 from $308.2 million at June 30, 2009, primarily due to a $11.9 million decrease in cash and due from banks to $3.9 million at September 30, 2009 from $15.9 million at June 30, 2009. The funds were primarily used to fund the loan portfolio. Net loans receivable increased by $9.7 million to $229.7 million at September 30, 2009 from $219.9 million at June 30, 2009. Loan growth was mainly attributable to an increase in our nonresidential loans. There was a nominal increase in the securities by $821,000 to $59.8 million at September 30, 2009 from $59.0 million at June 30, 2009 which was primarily offset by a decrease in interest bearing time deposits by $610,000 to $1.9 million at September 30, 2009 from $2.5 million at June 30, 2009.

An important change to note in our assets as of September 30, 2009 is the significant increase in securities available-for-sale. We have always been a “buy-and-hold” investor. As of September 30, 2009 all of the private label collateralized mortgage obligations (CMO’s) in our portfolio are rated AAA by at least one of the major rating agencies (Moody, S&P, Fitch). During the quarter ended September 30, 2009 one investments of this type was downgraded all the way to BBB. We sold the investment, fortunately at a profit. Our Board of Directors decided to have all of our Private label CMO’s reclassified as available-for-sale. This was done to facilitate monitoring our financial statements and to provide management with the ability to be proactive and to sell the securities if deemed advisable should concern or difficulties present themselves in the future.

Deposits increased by $297,000 to $167.4 million at September 30, 2009 from $167.1 million at June 30, 2009. Advances from FHLB decreased by $2.0 million to $87.0 million at September 30, 2009, from $89.0 million at June 30, 2009. Advances from borrowers for taxes and insurance decreased by $1.3 million to $846,000 at September 30, 2009 from $2.2 million at June 30, 2009 due to the real estate taxes paid on behalf of the borrowers.

Stockholders’ equity grew by $1.1 million to $48.0 million at September 30, 2009, from $46.9 million at June 30, 2009. The increase was primarily the result of the Company’s net income of $855,000 for the three months ended September 30, 2009 and a $225,000 increase in accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.Net income for the three months ended September 30, 2009 was $855,000 ($0.24 per share) compared to a net income of $730,000 ($0.20 per share) for the three months ended September 30, 2008. The increased income was mainly due to reduction in interest expense.

Interest Income.Total interest income for the three month period ending September 30, 2009 decreased by $71,000 to $4.0 million compared to $4.1 million for the same period in 2008. Interest income on loans receivable went up by $144,000 to $3.4 million for the three months ended September 30, 2009 compared to $3.2 million for the same period in 2008 due to an increase in loan volume. Average loan balance increased from $206.4 million for the quarter ended September 30, 2008 to $221.4 million for the quarter ended September 30, 2009. This increase was offset by a decrease in interest income from other taxable securities. Interest income on taxable securities declined by $128,000 to $646,000 at September 30, 2009 compared to $774,000 in the prior year period ending September 30, 2008 due to the 89 basis point decrease in the average yield on securities. There was also a decrease of $90,000 in interest on other interest earning assets to $21,000 compared to $111,000 for the quarter ended September 30, 2009 and 2008 respectively. The decline in interest on other interest earning assets was mainly due to reduction in dividend income on FHLB stock and lower interest rates. The average yield on other interest earning assets declined 206 basis points.

Interest Expense.Total interest expense decreased $279,000 to $1.8 million for the three months ended September 30, 2009 as compared to $2.1 million for the same period in 2008. The decrease resulted primarily from a decrease in interest expense on deposits to $846,000 from $1.2 million in the prior year period due to the current interest rate environment. There was a 103 basis points decrease in the average cost of the deposits. Although it has been the Company’s practice consistently to offer deposit rates toward the high end of current market ranges, the dramatic decrease in interest rates has resulted in a decrease in interest expense. Interest expense on borrowings went up by $94,000 for three month periods to $975,000 compared to $881,000 at September 30, 2009 and 2008 respectively, partially offsetting the decrease in interest expense on deposits.

Net Interest Income The Bank’s interest rate spread and net interest margin for the three months ended September 30, 2009, were 2.45% and 2.92%, respectively, compared to 2.25% and 2.82%, respectively, for the three months ended September 30, 2008. The improvement in spread and margin for the three months ended September 30, 2009 was attributable to a decline of 66 basis points in the average cost of interest-bearing liabilities which was slightly offset by a 45 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $302.4 million from $283.5 million, for the three months ended September 30, 2009 and 2008, respectively. Average interest-bearing liabilities were $253.2 million and $237.5 million for the three months ended September 30, 2009 and 2008, respectively.

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

There was a provision for loan losses of $94,000 made during the three months ended September 30, 2009. The allowance as a percentage of total loans was 0.83% at September 30, 2009. There was no provision for loan losses made during the three months ended September 30, 2008. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Other Income. Other income increased by $74,000 to $140,000 for the three months ended September 30, 2009 compared to $66,000 for the same period in 2008. The increase was primarily due to profit on sale of a private label CMO investment of $70,000. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. Other expense remained virtually the same for both the periods ended September 30, 2009 and 2008 respectively. The increase was primarily attributable an increases in legal fees in connection with becoming a public company in 2008. There were increases in 2009 due to an increase in salaries and employee benefits as a result of normal salary increases, combined with the increased cost of maintaining employee benefits, including the implementation of the Bank’s employee stock ownership plan. FDIC deposit insurance premium increased $50,000 due to an increase in rates.

Average Balance Sheets. The following table sets forth certain information for the years ended September 30, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances for the period ended September 30, 2008 and the average balances derived for the 2009 period are from daily average balances.

	For The Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1)	$221,360	$3,357	6.07%	$206,443	$3,213	6.23%
Securities(2)	59,614	646	4.33%	59,358	774	5.22%
Other interest earning assets(3)	21,461	24	0.45%	17,680	111	2.51%
Total interest earning assets	302,435	4,027	5.33%	283,481	4,098	5.78%
Non-interest earning assets	4,199			4,343
Total Assets	306,634			287,824

Interest -bearing liabilities:
NOW accounts	14,027	13	0.09%	12,875	34	1.06%
Money Market Accounts	40,440	115	1.14%	38,027	231	2.43%
Savings and Club accounts	13,570	30	0.88%	13,542	51	1.51%
Certificates of deposit	96,984	688	2.84%	93,855	903	3.85%
Total Deposits	165,021	846	2.05%	158,299	1,219	3.08%
Federal Home Loan Bank Advances	88,177	975	4.42%	79,250	881	4.45%
Total interest-bearing liabilities	253,198	1,821	2.88%	237,549	2,100	3.54%
Non interest bearing deposits	1,491			1,313
Non interest bearing liabilities	4,554			4,518
Total Liabilities	259,243			243,380
Stockholders equity	47,391			44,444
Total Liabilities and Stockholders Equity	$306,634			$287,824
Net interest income		$2,206			$1,998
interest rate spread(4)			2.45%			2.25%
Net yield on interest -earning assets(5)			2.92%			2.82%
Ratio of average interest-earning assets to	119.45%			119.34%
average interest-bearing liabilities

(1)

Non-accruing loans have been included in loans receivable and the effect of such inclusion was not material. Allowance for loan losses has been included in noninterest-earning assets. Interest income on loans includes net amortized revenues (costs) on loans.

(2)	Includes both available for sale and held to maturity securities. For available for sale securities, fair value adjustments have been included in the average balance of noninterest-earning assets.
(3)	Includes interest-bearing deposits at other banks, federal funds purchased and Federal Home Loan Bank of Pittsburgh capital stock.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for Income Taxes. For the three months ended September 30, 2009 and 2008 income tax expense were $430,000 and $366,000, respectively. The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were 33.5% and 33.4% respectively.

Non Performing loans. The following table provides information regarding loans past due 90 days or more, all of which were accounted for on a non-accrual basis.

	September 30, 2009	June 30, 2009
	(In thousands)
Non Accrual
Secured by Real Estate
One to four-family mortgage loans	$924	$1,280
Construction	207	203
Other Loans
Commercial	—	—
Consumer	—	—
Home Equity Loans and Lines	2	—
Loans on Savings accounts	—	—
Total	1,133	1,483

Total non-performing loans	$1,133	$1,483
Real estate owned	170	206
Other non-performing assets		—
Total non-performing assets	$1,303	$1,689

Total non-performing loans/Loans	0.49%	0.67%
Total non-performing loans/Assets	0.37	0.48
Total non-performing Assets/Assets	0.43	0.55

We had no real estate owned or other repossessed assets as of any of the dates shown in the table above except $170,000 and $206,000 as of September 30, 2009 and June 30, 2009, respectively. We did not have any troubled debt restructurings (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table

Liquidity, Commitments and Capital Resources

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

At September 30, 2009, the total approved loan origination commitments outstanding amounted to $4.2 million. At that date, construction loans in process were $4.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $58.1 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. At September 30, 2009, we had an unused borrowing capacity of $49.9 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC will require all insured depository institutions prepay their federal deposit insurance assessments through 2012 on December 30, 2009. The prepayment would be due and would based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $716,000. We expect that we will be able to make the prepayment from available cash on hand.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2009, the Bank exceeded all applicable regulatory capital requirements and was well capitalized. As of September 30, 2009, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$45,282	23.82%
Core Capital (to risk-weighted assets)	$43,635	22.96%
Core Capital (adjusted total assets)	$43,635	14.27%
Tangible Capital (to adjusted total assets)	$43,635	14.27%

Due to our strong capital position we elected not to participate in the TARP capital purchase program.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2009, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $4.2 million and unfunded commitments under lines of credit totaling $13.6 million.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of September 30, 2009.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There was no material pending legal proceedings at September 30, 2009 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

_______

*          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)

**        Incorporated by reference from the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: November 16, 2009	Charles Corcoran, President (Duly authorized officer and principal financial officer)