Form 10-Q
period 2009-12-31
WILLIAM PENN BANCORP INC
filed 2010-02-16
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 16, 2010, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

                  PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
William Penn Bancorp, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS
Cash and due from banks	$16,283	$15,855
Interest bearing time deposits	1,518	2,524
Securities available for sale	15,970	10
Securities held to maturity, for value of $42,654 and $59,603$	42,094	59,015
Loans receivable, net of allowance for loan losses of
$2,342 and $2,180, respectively	231,025	219,939
Premises and equipment, net	2,065	1,953
Federal Home Loan Bank stock, at cost	4,932	4,932
Deferred income taxes	1,924	2,052
Accrued interest receivable and other assets	2,582	1,748
Real estate owned	428	206
TOTAL ASSETS	$318,821	$308,234

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,290	$2,916
Interest bearing	172,616	164,176
Total deposits	173,906	167,092
Advances from Federal Home Loan Bank	92,000	89,000
Advances from borrowers for taxes and insurance	1,450	2,157
Accrued interest payable and other liabilities	2,674	3,078
TOTAL LIABILITIES	270,030	261,327

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;
no shares issued	—	—
Common stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,796	9,781
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(699)	(743)
Retained earnings	39,199	37,505
Accumulated other comprehensive income	131	—
TOTAL STOCKHOLDERS' EQUITY	48,791	46,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,821	$308,234

See accompanying  notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated statement of income
(Dollars in thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
INTEREST INCOME	(unaudited)		(unaudited)

Loans receivable, including fees	$3,507	$3,341	$6,864	$6,554
Taxable securities	591	695	1,237	1,469
Exempt from federal income tax	2	-	5	-
Other	20	85	41	196
Total Interest Income	4,120	4,121	8,147	8,219
INTEREST EXPENSE

Deposits	807	1,171	1,653	2,390
Borrowings	963	969	1,938	1,850
Total Interest Expense	1,770	2,140	3,591	4,240

Net Interest Income	2,350	1,981	4,556	3,979

Provision For Loan Losses	92	62	186	62

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,258	1,919	4,370	3,917

OTHER INCOME

Service fees	37	39	66	68
Realized gain on sale of
available for sale securities	7	-	77	-
Other	54	32	95	69
Total Other Income	98	71	238	137

OTHER EXPENSES

Salaries and employee benefits	616	555	1,186	1,091
Occupancy and equipment	161	162	322	312
FDIC deposit insurance premium	52	7	103	14
Professional fees	26	18	69	123
Other	251	237	393	407
Total Other Expenses	1,106	979	2,073	1,947

Income before Income Taxes	1,250	1,011	2,535	2,107

Income Tax Expenses	412	336	842	702
NET INCOME	$838	$675	$1,693	$1,405

Basic and diluted earnings per share (Note 5)	$0.23	$0.19	$0.47	$0.39
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Cash Flows (In Thousands)
	Six Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)
Net income	$1,693	$1,405
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	186	62
Provision for depreciation	89	80
Net amortization (accretion) of securities premiums and discounts	209	(67)
Compensation expense on ESOP	67	60
Deferred income taxes	128	60
Origination of loans for sale	(1,160)	-
Proceeds from sale of loans	1,171	-
Gain on sale of loans	(11)	-
Prepaid FDIC expenses	(734)	-
Realized gains on sales of securities	(77)	-
(Decrease) increase in accrued interest receivable and other assets	(322)	173
Decrease in accrued interest payable and other liabilities	(404)	(633)
Net Cash Provided by Operating Activities	835	1,140
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,418)	(4)
Proceeds from sales of securities	2,806	-
Securities held to maturity:
Purchases	(11,278)	(7,592)
Maturities, calls and principal paydowns	14,842	15,605
Net increase in loans receivable	(11,272)	(21,576)
Interest bearing time deposits:
Purchases	-	(397)
Maturities & principal paydowns	1,006	885
Federal Home Loan Bank Stock:
Purchases	-	(955)
Repurchases	-	80
Purchases of premises and equipment	(200)	(168)
Net Cash Used for Investing Activities	(9,514)	(14,122)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	6,814	(625)
Proceeds from advances from Federal Home Loan Bank	5,000	21,000
Repayment of advances from Federal Home Loan Bank	(2,000)	(4,000)
Decrease in advances from borrowers for taxes and insurance	(707)	(580)
Net Cash Provided by Financing Activities	9,107	15,795
Net Increase in Cash and Cash Equivalents	428	2,813
Cash and Cash Equivalents-Beginning	15,855	7,233
Cash and Cash Equivalents-Ending	$16,283	$10,046
Supplementary Cash Flows Information
Interest paid	$3,601	$4,182
Income taxes paid	$875	$850
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

Note 2 - Nature of Operations

The consolidated financial statements include the accounts of William Penn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, William Penn Bank, FSB (the “Bank”), and the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”). The primary purpose of the Company is to act as the holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). William Penn Bank, FSB is a federally chartered savings bank. The Bank's primary business consists of the taking of deposits and granting of mortgage loans to the customers generally in the Bucks County, Pennsylvania area.  The Bank is supervised and regulated by the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets.

Note 3 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, the Bank and WPSLA. WPSLA Investment Corporation was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2009 was derived from the Company’s audited consolidated financial statements. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the 2009 consolidated financial statements of William Penn Bancorp, Inc. including the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2009. William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income (Loss)

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended December 31, 2009 and 2008 was $703,000 and $675,000, respectively and for six months ended December 31, 2009 and 2008 was $1,969,000 and $1,405,000 respectively.

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Unrealized holding gains
(losses) on available-for-
sale securities	$(135)	$-	$276	$-
Reclassification adjustment for
gains included in net income	(7)		(77)
Net Unrealized Gains	$(142)	$-	$199	$-
Income tax effect	(48)	-	68	-
Net of Tax Amount	$(94)	$-	$131	$-

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income of $838,000 and $1,693,000 for the three months and six months ended December 31, 2009, respectively as presented on the Consolidated Statements of Income (unaudited), will be used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Weighted-average common shares outstanding	3,641,018	3,641,018	3,641,018	3,641,018

Average unearned ESOP shares	(70,660)	(79,396)	(71,756)	(80,495)

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	3,570,358	3,561,620	3,589,262	3,560,523

Net income	$838	$675	$1,693	$1,405

Basic and diluted earnings per share	$0.23	$0.19	$0.47	$0.39

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$12	$-	$-	$12
Collateralized mortgage obligations	15,759	494	(295)	15,958
Total	$15,771	$494	$(295)	$15,970

Held to Maturity:
U.S. Government corporations
and agencies securities	$28,839	$309	$(87)	$29,061
Mortgage-backed securities	5,851	264	-	6,115
Collateralized mortgage obligations	7,005	75	(3)	7,077
Corporate bonds	100	1	-	101
Municipal bonds	299	2	(1)	300
Total	$42,094	$651	$(91)	$42,654

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual Funds	$10	$-	$-	$10
	$10	$-	$-	$10
Held to Maturity:
U.S. Government corporations
and agencies securities	$32,371	$669	$(82)	$32,958
Mortgage-backed securities	6,908	220	-	7,128
Collateralized mortgage obligations	19,236	271	(491)	19,016
Corporate bonds	201	1	-	202
Municipal bonds	299	-	-	299
Total	$59,015	$1,161	$(573)	$59,603

The amortized cost and fair value of securities, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties (in thousands).

Note 6 – Securities (Continued)

	December 31, 2009		December 31, 2008
	Held to Maturity		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,100	$5,167	$—	$—
Due after one year through five years	6,398	6,491	—	—
Due after five years through ten years	7,058	7,085	—	—
Due after ten years	10,682	10,719	—	—
Mortgage-Backed securities	5,851	6,115	—	—
Collateralized mortgage obligations	7,005	7,077	15,759	15,958
	$42,094	$42,654	$15,759	$15,958

In 2009, the Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $2,806,000 and $70,000, respectively. The Company also recognized proceeds from called investments classified as held to maturity and related gross gains of $112,000 and $7,000 respectively which was a held to maturity investment. In 2008, the Company did not have any sales of investments securities available for sale and did not experience any gross realized gains or losses.

In 2009, the Company transferred its entire holdings in private label collateralized mortgage obligations from held to maturity classification to available for sale. The transfer of the securities to the available for sale category was based on a change in the Company’s intent with respect to holding these securities to maturity.  The amortized cost and gross unrealized gains on these transferred securities was $11.4 million and $256,000, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Collateralized mortgage
obligations	$2,720	$(195)	$1,734	$(100)	$4,454	$(295)
	$2,720	$(195)	$1,734	$(100)	$4,454	$(295)

Held to Maturity:
U.S. Government
corporations and agencies securities	$6,911	$(87)	$-	$-	$6,911	$(87)
Collateralized mortgage obligations	648	(3)	-	-	648	(3)
Corporate bonds	99	(1)			99	(1)
	7,658	(91)	-	-	7,658	(91)
Total Temporarily
Impaired securities	$10,378	$(286)	$1,734	$(100)	$12,112	$(386)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
U.S. Government
corporations and
agencies securities	$7,309	$(82)	$-	$-	$7,309	$(82)
Collateralized mortgage
obligations	6,695	(313)	2,503	(178)	9,198	(491)
Total Temporarily
Impaired securities	$14,004	$(395)	$2,503	$(178)	$16,507	$(573)

The Company evaluates its investment securities holdings for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. As part of this process, management considers its intent to sell each debt security and whether it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, OTTI is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, management performs analysis to determine whether any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively

Note 6 – Securities (Continued)

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

There are 11 positions that are impaired at December 31, 2009, including 7 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time, management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor will the Company be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (dollars in thousands):

	At December 31,		At June 30,
	2009		2009

Mortgage loans on real estate:
Residential 1-4 family	$141,663	59.48%	$142,499	62.36%
Residential multi-family (five or more)	9,683	4.07%	10,268	4.49%
Commercial-non-residential	48,173	20.23%	35,366	15.48%
Construction	9,361	3.93%	14,205	6.22%
Land	4,411	1.85%	3,999	1.75%
Home equity and second mortgages	6,678	2.80%	7,276	3.18%
Equity lines of credit	15,402	6.47%	12,142	5.31%
Total Mortgage Loans on Real Estate	235,371		225,755

Consumer loans	2,275	0.96%	2,347	1.03%
Loans on savings accounts	504	0.21%	420	0.18%
Total Loans	238,150	100.00%	228,522	100.00%

Loans in process	(4,017)		(5,562)
Unearned loan origination fees	(766)		(841)
Allowance for loan losses	(2,342)		(2,180)
Net Loans	$231,025		$219,939

At December 31, 2009, we had approximately $65.3 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 28.3% of total loans. This $65.3 million of one- to four-family investor loans includes $63 million of first mortgages; $772,000 of second mortgages; and $1.6 million of construction loans.

At June 30, 2009, we had approximately $65.7 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 29.6% and 28.0% of total loans. The $65.7 million of one- to four-family investor loans includes $61.1 million of first mortgages; $734,000 of second mortgages; and $3.8 million of construction loans.

Note 8 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim (annual) reporting period ending December 31, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008 (or date effective for your fiscal year end). This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008 (or date effective for your fiscal year end), the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities.  The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   This accounting standard was subsequently codified into ASC 810-10, Consolidation.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.  Or The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009.   The required disclosures are provided in Note 10.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations or The Company has presented the necessary disclosures in Note 6 herein.

NOTE 9: FAIR VALUE MEASUREMENTS

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

	December 31, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Mutual funds	$12	$-	$-	$12
Collateralized mortgage obligations	-	15,958	-	15988	15988
	$12	$15,958	$-	$15,970	15,970

	June 30, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Securities available-for-sale	$10	$-	$-	$10
	$10	$-	$-	$10

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level III inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. At December 31, 2009, impaired loans with a carrying value of $6,874,000 were reduced by the specific valuation allowance totaling $611,000 resulting in a net fair value of $6,263,000, based on Level III inputs. At June 30, 2009, impaired loans with a carrying value of $5,868,000 were reduced by the specific valuation allowance totaling $561,000 resulting in a net fair value of $5,307,000, based on Level III inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

	December 31, 2009
Assets:	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$6,263	$6,263
Other real estate owned	—	428	—	428

	$—	$428	$6,263	$6,691

	June 30, 2009
Assets:	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$5,307	$5,307
Other real estate owned	—	206	—	206

	$—	$206	$5,307	$5,513

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31,		June 30,
	2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from
Banks	$16,283	$16,283	$15,855	$15,855
Interest bearing time deposits	1,518	1,518	2,524	2,524
Securities available for sale	15,970	15,970	10	10
Securities held to maturity	42,094	42,654	59,015	59,603
Loans receivable, net	231,025	242,471	219,939	229,070
Federal Home Loan Bank stock	4,933	4,933	4,932	4,932
Accrued Interest receivable:
Loans receivable	1,036	1,036	1,022	1,022
Investment securities	374	374	410	410
Mortgage-backed securities	93	93	94	94

Financial liabilities:
Non-interest bearing demand
deposits	1,290	1,290	2,916	2,916
NOW accounts	14,167	14,167	14,490	14,490
Money market accounts	41,935	41,935	40,273	40,273
Savings and club accounts	13,900	13,900	13,540	13,540
Certificates of deposit	102,614	105,355	95,873	98,451
Advances from Federal Home
Loan Bank	92,000	96,699	89,000	93,775
Accrued interest payable	332	332	342	342

Off-balance sheet financial
instruments	-	-	-	-

Note 10: Subsequent Events

The Company assessed events occurring subsequent to December 31, 2009 through February 16, 2010, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustments to or disclosure in the consolidated financial statements which were issued through February 16, 2010.

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

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network; if market conditions allow, we intend to open some new offices over approximately the next five years and expand our office hours. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

Deposit insurance expense has increased substantially and could increase further.  The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and set the rate between 12 and 16 basis points thereafter.  Assessment rates could be further increased if an institution’s secured liabilities, including FHLB advances, exceed 25% of deposits. The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Our total assets increased by $10.6 million to $318.8 million at December 31, 2009 from $308.2 million at June 30, 2009, primarily due to a $11.1 million increase in loans receivable. The increase in loans receivable was attributable to a $12.8 million, increase in non-residential real estate loans and a $3.3 million, increase in home equity lines of credit.  These increases were partially offset by a $4.8 million,  decline in construction loans and lesser declines in one-to-four family and multifamily residential loans and home equity and second mortgage loans.  Available for sale securities at December 31, 2009 increased to $16.0 million compared to $10,000 at June 30, 2009. Held to maturity securities decreased to $42.1 million at December 31, 2009 from $59.0 million at June 30, 2009.  Accrued interest receivable and other assets increased by $ 834,000 to $2.6 million at December 31, 2009 compared to $1.7 million at December 31, 2008 and June 30, 2009, respectively, mainly due to a prepaid FDIC premium of $734,000. Interest bearing time deposits decreased by $1.0 million to $1.5 million from $2.5 million at December 31, 2009 and June 30, 2009 respectively. There was a nominal increase in cash and due from banks of $428,000 and an increase in real estate owned of $222,000 due to foreclosure and also an increase in Premises and equipment by $112,000.

An important change to note in our assets as of December 31, 2009 is the significant increase in securities available-for-sale. We have always been a “buy-and-hold” investor. As of December 31, 2009 all of the private label collateralized mortgage obligations (CMO’s) in our portfolio are rated AAA by at least one of the major rating agencies (Moody, S&P, Fitch). During the quarter ended December 31, 2009 one investment of this type was downgraded to BBB. We sold the investment at a profit. Our Board of Directors decided to have all of our Private Label CMO’s reclassified as available-for-sale. This was done to facilitate monitoring our financial statements and to provide management with the ability to be proactive and to sell the securities if deemed advisable should concern or difficulties present themselves in the future.

Deposits increased by $6.8 million to $173.9 million at December 31, 2009 from $167.1 million at June 30, 2009. Advances from FHLB increased by $3.0 million to $92.0 million at December 31, 2009, from $89.0 million at June 30, 2009. The funds from deposits and borrowings were primarily used to fund our loan portfolio. Advances from borrowers for taxes and insurance decreased by $707,000 to $1.5 million at December 31, 2009 from $2.2 million at June 30, 2009 due to the real estate taxes paid on behalf of the borrowers.

Stockholders’ equity grew by $1.9 million to $48.8 million at December 31, 2009, from $46.9 million at June 30, 2009. The increase was primarily the result of the Company’s net income of $1.7 million for the six months ended December 31, 2009 and a $131,000 increase in accumulated other comprehensive income.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2009 and 2008

General. Net income for the three months ended December 31, 2009 was $838,000 ($0.23 per share) compared to a net income of $675,000 ($0.19 per share) for the three months ended December 31, 2008. The increased income for the 2009 period was mainly attributable to a decrease in interest expense.

Net income for the six months ended December 31, 2009 was $1.7 million ($0.47 per share) compared to a net income of $1.4 million ($0.39 per share) for the six months ended December 31, 2008. The increased income was mainly attributable to a decrease in interest expense.

Interest Income. Total interest income for the three months periods ending December 31, 2009 and 2008 remained virtually the same. There was an increase of $166,000 in interest income from loans receivable for the three months to $3.5 million at December 31, 2009 from $3.3 million at December 31, 2008. Average loan balances increased from $215.8 million at of December 31, 2008 to $230.5 million at of December 31, 2009. Interest income from securities declined by $102,000 from $695,000 for the three months ended December 31, 2008 to $593,000 for the three month period ended December 31, 2009. Even though the average balance of securities rose by $5.0 million, the average yield declined 111 basis points offsetting the increase in interest income from loans receivable. The decrease of $65,000 in other interest earning assets for the three months ended December 31, 2009 also offset the increase in interest income from loans receivable. The average balance of other interest earning assets went down by $ 3.0 million to $17.4 million for the three months ended December 31,2009 compared to $20.5 million for the three months ended December 31, 2008. The decline in interest on other interest earning assets was mainly due to a reduction in dividend income on FHLB stock and lower interest rates. The average yield decreased by 120 basis points.

There was a very nominal decrease of $72,000 in total interest income for the six month period ended December 31, 2009 as compared to six month period ended December 31, 2008. Interest income on loans receivable increased $310,000 for the six months ended December 31, 2009 to $6.9 million at December 31, 2009 from $6.6 million at December 31, 2008. This was offset by a decrease in interest income from securities of $227,000 for the same period. The decrease in interest income of other interest earning assets of $150,000 to $41,000 for the six months ended December 31, 2009 from $196,000 for the six months ended December 31, 2008 also offset the increase in interest income from loans receivable resulting in lower interest income for the six months ended December 31, 2009. Average yields for loans receivable, securities and interest earning assets declined 15, 100, and 168 basis points respectively, for the six months ended December 31, 2009.

Interest Expense. Total interest expense decreased $370,000 to $1.8 million for the three months ended December 31, 2009 as compared to $2.1 million for the same period in 2008. The decrease resulted primarily from a decrease in interest expense on deposits to $807,000 from $1.2 million in the prior year period due to the current interest rate environment. There was a 104 basis point decrease in the average cost of the deposits. Interest expense on borrowings for the three months remained virtually the same for both periods ending December 31, 2009 and 2008.

Total interest expense decreased $649,000 to $3.6 million for the six months ended December 31, 2009 as compared to $4.2 million for the same period in 2008. The decrease resulted primarily from a decrease in interest expense on deposits to $737,000 from $2.4 million in the prior year period due to the current interest rate environment. There was a 104 basis points decrease in the average cost of the deposits. Although it has been the Company’s practice consistently to offer deposit rates toward the high end of current market ranges, the dramatic decrease in interest rates has resulted in a decrease in interest expense. Interest expense on borrowings increased $88,000 to $1.9 million for the six months ended

December 31, 2009 from $1.8 million for the six months ended December 31, 2008. The average balance grew from $82.3 million to $89.3 million for the period ending December 31, 2008 and 2009 respectively. The average cost of borrowings declined only 16 basis points.

Net Interest Income. Our interest rate spread and net interest margin for the three months ended December 31, 2009, were 2.62% and 3.06%, respectively, compared to 2.17% and 2.72%, respectively, for the three months ended December 31, 2008. The improvement in spread and margin for the three months ended December 31, 2009 was attributable to a decline of 76 basis points in the average cost of interest-bearing liabilities which was slightly offset by a 31 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $307.4 million from $290.8 million, for the three months ended December 31, 2009 and 2008, respectively. Average interest-bearing liabilities were $258.2 million and $244.8 million for the three months ended December 31, 2009 and 2008, respectively.

Our interest rate spread and net interest margin for the six months ended December 31, 2009, were 2.53% and 2.98%, respectively, compared to 2.21% and 2.78%, respectively, for six months ended December 31, 2008. The improvement in spread and margin for the six months ended December 31, 2009 was attributable to a decline of 73 basis points in the average cost of interest-bearing liabilities which was slightly offset by a 41 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $305.5 million from $286.6 million, for the six months ended December 31, 2009 and 2008, respectively. Average interest-bearing liabilities were $256.2 million and $240.6 million for the six months ended December 31, 2009 and 2008, respectively.

Provision for Loan Losses. We charge to operations provisions for loan losses at a level required to reflect credit losses in the loan portfolio that are both probable and reasonable to estimate. Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We establish a specific allowance for an impaired loan based on delinquency status, size of loan, type of collateral and/or appraisal of the underlying collateral and financial condition of the borrower. We base general loan loss allowances upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, industry trends and management’s judgment.

There was a provision for loan losses of $92,000 and $62,000 made during the three months ended December 31, 2009 and 2008, respectively. There was a provision for loan losses of $186,000 and $62,000 made during the six months ended December 31, 2009 and 2008, respectively. The allowance as a percentage of total loans was 0.84% and 0.82% at December 31, 2009 and 2008, respectively. Management believes that the allowance for loan losses is sufficient given the status of the loan portfolio at this time.

Other Income. Other income increased by $27,000 to $98,000 for the three months ended December 31, 2009 compared to $71,000 for the same period in 2008. There was a $7,000 profit realized when a corporate bond was called. Other income increased from miscellaneous operating activities.

Other income increased by $101,000 to $238,000 for the six months ended December 31, 2009 compared to $137,000 for the same period in 2008. There was a $77,000 increase primarily due to a $69,000 profit on the sale of a private label CMO investment. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation.  We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income.  We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. Other expense increased by $127,000 to $1.1 million for the three months ended December 31, 2009 compared to $979,000 for the same period in 2008. Salaries and employee benefits increased by $61,000 as a result of normal salary increases, combined with the increased cost of maintaining benefits. FDIC deposit insurance premium increased $45,000 due to an increase in charges.

Other expense increased by $126,000 to $2.1 million for the six months ended December 31, 2009 compared to $1.9 million for the same period in 2008. Salaries and employee benefits increased by $95,000 as a result of normal salary increases, combined with the increased cost of maintaining benefits. FDIC deposit insurance premium increased $89,000 due to an increase in the assessment rate and the special assessment at September 2009.

Average Balance Sheets. The following table sets forth certain information for the three and six months ended December 31, 2009 and 2008. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from month-end balances for the periods ended December 31, 2008 and the average balances derived for the 2009 periods are from daily average balances.

	For The Three Months Ended Dec 31,						For The Six Months Ended Dec 31,
	2009			2008			2009			2008
	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$230,488	$3,507	6.09%	$215,822	$3,341	6.19%	$226,701	$6,864	6.06%	$210,945	$6,554	6.21%
Securities	59,502	593	3.99%	54,515	695	5.10%	60,008	1,242	4.14%	57,162	1,469	5.14%
Other interest earning assets	17,449	20	0.46%	20,488	85	1.66%	18,820	41	0.44%	18,469	196	2.12%
Total interest earning assets	307,439	4,120	5.36%	290,825	4,121	5.67%	305,529	8,147	5.33%	286,576	8,219	5.74%
Non-interest earning assets	4,563			4,421			4,403			4,412
Total Assets	312,002			295,246			309,932			290,988

Interest -bearing liabilities:
NOW accounts	13,515	13	0.10%	12,935	34	1.05%	13,838	26	0.38%	12,939	68	1.05%
Money Market Accounts	40,305	111	1.10%	37,804	220	2.33%	40,444	214	1.06%	37,919	451	2.38%
Savings and Club accounts	13,601	30	0.88%	12,884	49	1.52%	13,582	60	0.88%	13,225	100	1.51%
Certificates of deposit	100,897	653	2.59%	94,439	868	3.68%	99,013	1,353	2.73%	94,191	1,771	3.76%
Total Deposits	168,318	807	1.92%	158,062	1,171	2.96%	166,877	1,653	1.98%	158,274	2,390	3.02%
Federal Home Loan Bank Advances	89,903	963	4.28%	86,750	969	4.47%	89,332	1,938	4.34%	82,286	1,850	4.50%
Total interest-bearing liabilities	258,221	1,770	2.74%	244,812	2,140	3.50%	256,209	3,591	2.80%	240,560	4,240	3.53%
Non interest bearing deposits	1,605			1,325			1,555			1,345
Non interest bearing liabilities	3,835			3,916			4,273			4,385
Total Liabilities	263,661			250,053			262,037			246,290
Stockholders equity	48,341			45,193			47,895			44,725
Total Liabilities and Stockholders Equity	$312,002			$295,246			$309,932			$291,015
Net interest income		$2,350			$1,981			$4,556			$3,979
Interest rate spread			2.62%			2.17%			2.53%			2.21%
Net yield on interest -earning assets			3.06%			2.72%			2.98%			2.78%
Ratio of average interest -earning assets to average interest-bearing liabilities	119.06%			118.80%			119.25%			119.13%

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

Provision for Income Taxes. For the three months ended December 31, 2009 and 2008 income tax expense was $412,000 and $336,000, respectively. The Company’s effective tax rates for the three months ended December 31, 2009 and 2008 were 33.0% and 33.2%, respectively.

For the six months ended December 31, 2009 and 2008 income tax expense was $842,000 and $702,000, respectively. The Company’s effective tax rates for the six months ended December 31, 2009 and 2008 were 33.2% and 33.3%, respectively.

Non Performing loans. The following table provides information regarding loans past due 90 days or more, all of which were accounted for on a non-accrual basis.

	December 31, 2009	June 30, 2009
	(in thousands)
Secured by Real Estate
One to four-family mortgage loans	$1,042	$1,280
Construction	—	203
Other Loans
Commercial	—	—
Consumer	—	—
Home Equity Loans and Lines	2	—
Loans on Savings accounts	—	—
Total	1,044	1,483

Total non-performing loans	$1,044	$1,483
Real estate owned	428	206
Other non-performing assets		—
Total non-performing assets	1,472	1,689

Total non-performing loans/Loans	0.45%	0.67%
Total non-performing loans/Assets	0.33	0.48
Total non-performing Assets/Assets	0.46	0.55

Real estate owned assets were $428,000 and $206,000 as of December 31, 2009 and June 30, 2009, respectively. We did not have any troubled debt restructuring (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

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

At December 31, 2009, the total approved loan origination commitments outstanding amounted to $2.3 million. At that date, construction loans in process were $4.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $71.1 million.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company.  At December 31, 2009, we had an unused borrowing capacity of $54.7 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2009, the Bank exceeded all applicable regulatory capital requirements and was well capitalized.  As of December 31, 2009, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital	$46,158	23.73%
Core Capital (to risk-weighted assets)	44,495	22.88
Core Capital (adjusted total assets)	44,495	13.98
Tangible Capital (to adjusted total assets)	44,495	13.98

Due to our strong capital position we elected not to participate in the TARP capital purchase program.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers.  At December 31, 2009, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $2.3 million and unfunded commitments under lines of credit totaling $14.2 million.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on such evaluation, the principal executive and financial officer has concluded that the disclosure controls and procedures are effective as of December 31, 2009.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f)  and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There was no material pending legal proceedings at December 31, 2009 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 4, 2009, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)	Election of Directors

Nominee	For	Withheld

Charles Corcoran	3,400,929	1,500
William B.K. Parry	3,401,903	526

There were no abstentions or broker non-votes in the election of directors.

(2)	Ratification of Appointment of Auditors

For	Against	Abstain	Broker Non-Votes

3,402,254	0	175	0

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

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Charles Corcoran
Date: February 16, 2010	Charles Corcoran, President (Duly authorized officer and principal financial officer)