Form 10-Q
period 2010-03-31
WILLIAM PENN BANCORP INC
filed 2010-05-17
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

              Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

As of May 14, 2010, there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

                  PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
William Penn Bancorp, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$27,635	$15,855
Interest bearing time deposits	1,372	2,524
Securities available for sale	15,268	10
Securities held to maturity, fair value of $40,213 and $59,603	39,656	59,015
Loans receivable, net of allowance for loan losses of
$2,400 and $2,180, respectively	226,521	219,939
Premises and equipment, net	2,093	1,953
Federal Home Loan Bank stock, at cost	4,974	4,932
Deferred income taxes	1,802	2,052
Real estate owned	308	206
Accrued interest receivable and other assets	2,182	1,748
TOTAL ASSETS	$321,811	$308,234

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$2,000	$2,916
Interest bearing	177,147	164,176
Total deposits	179,147	167,092
Advances from Federal Home Loan Bank	88,000	89,000
Advances from borrowers for taxes and insurance	2,047	2,157
Accrued interest payable and other liabilities	2,672	3,078
TOTAL LIABILITIES	271,866	261,327

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;
no shares issued	-	-
Common stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,804	9,781
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(677)	(743)
Retained earnings	40,079	37,505
Accumulated other comprehensive income	375	-
TOTAL STOCKHOLDERS' EQUITY	49,945	46,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,811	$308,234

See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
INTEREST INCOME	(unaudited)		(unaudited)

Loans receivable, including fees	$3,417	$3,475	$10,281	$10,029
Taxable securities	528	716	1,765	2,185
Exempt from federal income tax	3	-	8	-
Other	13	40	54	236
Total Interest Income	3,961	4,231	12,108	12,450
INTEREST EXPENSE

Deposits	756	1,033	2,409	3,423
Borrowings	930	985	2,868	2,835
Total Interest Expense	1,686	2,018	5,277	6,258

Net Interest Income	2,275	2,213	6,831	6,192

Provision For Loan Losses	58	-	244	62

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,217	2,213	6,587	6,130

OTHER INCOME

Service fees	30	33	96	101
Realized gain on sale of
available for sale securities	-	-	77	-
Other	41	35	136	104
Total Other Income	71	68	309	205

OTHER EXPENSES

Salaries and employee benefits	551	551	1,737	1,642
Occupancy and equipment	169	161	491	473
FDIC deposit insurance premium	55	39	158	53
Professional fees	27	18	96	141
Other	172	202	565	609
Total Other Expenses	974	971	3,047	2,918

Income before Income Taxes	1,314	1,310	3,849	3,417

Income Tax Expenses	434	434	1,276	1,136
NET INCOME	$880	$876	$2,573	$2,281

Basic and diluted earnings per share (Note 5)	$0.25	$0.25	$0.72	$0.64
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Cash Flows(In Thousands)

	Nine months ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$2,573	$2,281
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	244	62
Provision for depreciation	134	115
Net amortization (accretion) of securities premiums and discounts	266	(44)
Compensation expense on ESOP	89	90
Deferred income taxes	250	115
Origination of loans for sale	(1,627)	-
Proceeds from sale of loans	1,644	-
(Gain) on sale of loans	(17)	-
Realized (gains) on sales of securities	(77)	-
Increase in accrued interest receivable and other assets	17	159
(Decrease) in accrued interest payable and other liabilities	(404)	(70)
Net Cash Provided by Operating Activities	3,092	2,708
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(5,985)	(5)
Proceeds from sales of securities	3,876	-
Securities held to maturity:
Purchases	(26,929)	(17,860)
Maturities, calls and principal paydowns	32,873	20,437
Net (increase) in loans receivable	(6,928)	(23,130)
Interest bearing time deposits:
Purchases	-	(397)
Maturities & principal paydowns	1,152	2,270
Federal Home Loan Bank Stock:
Purchases	(42)	(955)
Redemption	-	80
Purchases of premises and equipment	(274)	(217)
Net Cash Used for Investing Activities	(2,257)	(19,777)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	12,055	(866)
Proceeds from advances from Federal Home Loan Bank	9,000	21,000
Repayment of advances from Federal Home Loan Bank	(10,000)	(4,000)
(Decrease) increase in advances from borrowers for taxes and
insurance	(110)	41
Net Cash Provided by Financing Activities	10,945	16,175
Net Increase (Decrease) in Cash and Cash Equivalents	11,780	(894)
Cash and Cash Equivalents-Beginning	15,855	7,233
Cash and Cash Equivalents-Ending	$27,635	$6,339
Supplementary Cash Flows Information
Interest paid	$5,320	$6,216
Income taxes paid	$1,025	$875

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

On April 15, 2009, the Bank completed the reorganization and became a wholly owned subsidiary of the Company. As part of the transaction, the Company sold 1,025,283 shares of its common stock, $.10 par value, to the public at $10.00 per share (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the Company) and issued 2,548,713 shares to William Penn, MHC.  In addition, the Company contributed 67,022 shares to the William Penn Bank Community Foundation.  Prior to consummation of the reorganization, the Company had no assets or liabilities.

Note 2 - Nature of Operations

The consolidated financial statements include the accounts of William Penn Bancorp, Inc. (the “Company”), and its wholly owned subsidiary, William Penn Bank, FSB (the “Bank”), and the Bank’s wholly owned subsidiary, WPSLA Investment Corporation (“WPSLA”). The primary purpose of the Company is to act as the holding company for the Bank. The Company is subject to regulation and supervision by the Office of Thrift Supervision (the “OTS”). William Penn Bank, FSB is a federally chartered savings bank. The Bank's primary business consists of the taking of deposits and granting of mortgage loans to the customers generally in the Bucks County, Pennsylvania area.  The Bank is supervised and regulated by the OTS. The investment in subsidiary on the parent company’s financial statements is carried at the parent company’s equity in the underlying net assets. WPSLA was incorporated under Delaware law to hold securities for the Bank. All intercompany transactions and balances have been eliminated in consolidation.

Note 3 – Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Note 4 - Comprehensive Income

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended March 31, 2010 and 2009 was $1,124,000 and $876,000, respectively and for nine months ended March 31, 2010 and 2009 was $2,948,000 and $2,281,000 respectively.

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Unrealized holding gains
(losses) on available-for-
sale securities	$370	$-	$646	$-
Reclassification adjustment for
gains included in net income	-		(77)
Net Unrealized Gains	$370	$-	$569	$-
Income tax effect	126	-	194	-
Net of Tax Amount	$244	$-	$375	$-

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income for the three months and nine months ended March 31, 2010 and 2009, respectively as presented on the Consolidated Statements of Income (unaudited), is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding	3,641,018	3,641,018	3,641,018	3,641,018

Average unearned ESOP shares	(68,475)	(77,215)	(70,679)	(79,418)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,572,543	3,563,803	3,570,339	3,561,600

Net Income	$880,000	$876,000	$2,573,000	$2,281,000

Basic and diluted earnings per share	$0.25	$0.25	$0.72	$0.64

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$12	$-	$-	$12
Collateralized mortgage obligations	14,687	738	(169)	15,256
Total	$14,699	$738	$(169)	$15,268

Held to Maturity:
U.S. Government corporations
and agencies securities	$28,121	$300	$(74)	$28,347
Mortgage-backed securities	5,477	243	-	5,720
Collateralized mortgage obligations	5,659	88	(2)	5,745
Corporate bonds	100	1	-	101
Municipal bonds	299	2	(1)	300
Total	$39,656	$634	$(77)	$40,213

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual Funds	$10	$-	$-	$10
	$10	$-	$-	$10
Held to Maturity:
U.S. Government corporations
and agencies securities	$32,371	$669	$(82)	$32,958
Mortgage-backed securities	6,908	220	-	7,128
Collateralized mortgage obligations	19,236	271	(491)	19,016
Corporate bonds	201	1	-	202
Municipal bonds	299	-	-	299
Total	$59,015	$1,161	$(573)	$59,603

Note 6 – Securities (Continued)

The amortized cost and fair value by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties (in thousands).

	March 31, 2010		March 31, 2010
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,100	$1,135	$-	$-
Due after one year through five years	9,400	9,420	-	-
Due after five years through ten years	8,861	8,842	-	-
Due after ten years	9,159	9,351	-	-
Mortgage-Backed securities	5,477	5,720	-	-
Collateralized mortgage obligations	5,659	5,745	14,687	15,256
	$39,656	$40,213	$14,687	$15,256

As of March 31, 2010, the Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $2,806,000 and $70,000, respectively. The Company also recognized proceeds from called investments classified as held to maturity and related gross gains of $112,000 and $7,000 respectively

In 2009, the Company transferred its entire holdings in private label collateralized mortgage obligations from held to maturity classification to available for sale. The transfer of the securities to the available for sale category was based on a change in the Company’s intent with respect to holding these securities to maturity.

Note 6 – Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Collateralized mortgage
obligations	$1,470	$(119)	$681	$(50)	$2,151	$(169)

Held to Maturity:
U.S. Government
corporations and agencies securities	$8,728	$(74)	$-	$-	$8,728	$(74)
Collateralized mortgage obligations	412	(2)	-	-	412	(2)
Corporate bonds and Municipal bonds	100	(1)			100	(1)
	9,240	(77)	-	-	9,240	(77)
Total Temporarily
Impaired securities	$10,710	$(196)	$681	$(50)	$11,391	$(246)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
U.S. Government
corporations and
agencies securities	$7,309	$(82)	$-	$-	$7,309	$(82)
Collateralized mortgage
obligations	6,695	(313)	2,503	(178)	9,198	(491)
Total Temporarily
Impaired securities	$14,004	$(395)	$2,503	$(178)	$16,507	$(573)

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

There are 12 positions that are impaired at March 31, 2010, including 4 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time,

Note 6 – Securities (Continued)

management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor would the Company be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (dollars in thousands):

	At March 31,		At June 30,
	2010		2009

Mortgage loans on real estate:
Residential 1-4 family	$142,133	61.07%	$142,499	62.36%
Residential multi-family (five or more)	9,559	4.11%	10,268	4.49%
Commercial-non-residential	45,271	19.45%	35,366	15.48%
Construction	5,487	2.36%	14,205	6.22%
Land	4,647	2.00%	3,999	1.75%
Home equity and second mortgages	6,148	2.64%	7,276	3.18%
Equity lines of credit	16,790	7.21%	12,142	5.31%
Total Mortgage Loans on Real Estate	230,035		225,755

Consumer loans	2,149	0.92%	2,347	1.03%
Loans on savings accounts	551	0.24%	420	0.18%
Total Loans	232,735	100.00%	228,522	100.00%

Loans in process	(3,082)		(5,562)
Unearned loan origination fees	(732)		(841)
Allowance for loan losses	(2,400)		(2,180)
Net Loans	$226,521		$219,939

At March 31, 2010 and June 30, 2009, we had approximately $65.6 million and $65.7 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 29.0% and 29.6% of total loans. This $65.6 million of one- to four-family investor loans includes $63.5 million of first mortgages; $749,000 of second mortgages; and $1.4 million of construction loans. At June 30, 2009, this $65.7 million of one- to four-family investor loans includes, $61.1 million of first mortgages; $734,000 of second mortgages; and $3.8 million of construction loans.

Note 8 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

	March 31, 2010
	Level I	Level II	Level III	Total
	(in thousands)
Assets:

Mutual funds	$12	$-	$-	$12
Collateral mortgage obligations	-	15,256	-	15,256
	$12	$15,256	$-	$15,268

	June 30, 2009
	Level I	Level II	Level III	Total
	(in thousands)
Assets:

Mutual funds	$10	$-	$-	$10
	$10	$-	$-	$10

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by

Note 9: Fair Value Measurements (Continued)

management for sales costs and other assumptions regarding market conditions to arrive at fair value. At March 31, 2010, impaired loans with a carrying value of $7,264,000 were reduced by the specific valuation allowance totaling $501,000 resulting in a net fair value of $6,763,000, based on Level 3 inputs. At June 30, 2009, impaired loans with a carrying value of $5,868,000 were reduced by the specific valuation allowance totaling $561,000 resulting in a net fair value of $5,307,000, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

	March 31, 2010
Assets:	Level I	Level II	Level III	Total

Impaired loans	$-	$-	$6,763	$6,763
Other real estate owned	-	308	-	308

	$-	$308	$6,763	$7,071

	June 30, 2009
Assets:	Level I	Level II	Level III	Total

Impaired loans	$-	$-	$5,307	$5,307
Other real estate owned	-	206	-	206

	$-	$206	$5,307	$5,513

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

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31,		June 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from
banks	$27,635	$27,635	$15,855	$15,855
Interest bearing time deposits	1,372	1,372	2,524	2,524
Securities available for sale	15,268	15,268	10	10
Securities held to maturity	39,656	40,213	59,015	59,603
Loans receivable, net	226,521	238,899	219,939	229,070
Federal Home Loan Bank stock	4,974	4,974	4,932	4,932
Accrued Interest receivable:
Loans receivable	1,048	1,048	1,022	1,022
Investment securities	252	252	410	410
Mortgage-backed securities	86	86	94	94

Financial liabilities:
Non-interest bearing demand
deposits	2,000	2,000	2,916	2,916
NOW accounts	15,355	15,355	14,490	14,490
Money market accounts	43,158	43,158	40,273	40,273
Savings and club accounts	13,965	13,965	13,540	13,540
Certificates of deposit	104,669	106,972	95,873	98,451
Advances from Federal Home
Loan Bank	88,000	92,437	89,000	93,775
Accrued interest payable	299	299	342	342

Off-balance sheet financial
instruments	-	-	-	-

Note 10: Subsequent Events

The Company assessed events occurring subsequent to March 31, 2010 through May 17, 2010, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustments to or disclosure in the consolidated financial statements which were issued through May 17, 2010. Effective April 5, 2010, Terry Sager was named President and Chief Executive Officer.  She was also appointed a director on May 5, 2010.  Charles Corcoran will remain the Chief Financial Officer and will continue as a director.  Mr. Corcoran was also named Executive Vice President.

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

Anticipated Increase in Operating Expenses

We expect that noninterest expense will be higher going forward as a result of the accounting, legal and various other additional noninterest expenses associated with operating as a public company, particularly as a result of the requirements of the Sarbanes-Oxley Act of 2002. We have begun to incur additional public company expenses such as periodic reporting, annual meetings, retention of a transfer agent, Sarbanes-Oxley Act related audit and professional fees.

Furthermore, noninterest expense in the future will be impacted by our plan to expand our branch network.   We intend to open a new branch office during the second half of the fiscal year ending June 30, 2011.  If market conditions allow, we may open additional offices over the next five years.  We are also expanding our office hours effective June 1, 2010.  This will cause an increase in noninterest expenses; however, due to the use of shift scheduling, and a reduction in the number of staff scheduled for each shift, the increased expenses should be minimal. We also expect higher compensation and benefits expenses going forward as the result of our plans to expand the size of our lending department plus hire additional branch personnel and management staff.

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

           In addition, the Bank is participating in the Transaction Account Guarantee and Debt Guarantee Programs under the FDIC’s Temporary Liquidity Guarantee Program.  The Transaction Account Guarantee Program provides unlimited insurance coverage for non-interest-bearing transaction accounts.  Under this program, the Bank will be assessed at the rate of between 15 and 25 basis points for transaction account balances in excess of the $250,000 insurance limit. Under the Debt Guarantee Program, the FDIC fully guarantees senior unsecured debt of a bank or its holding company for which the institution is assessed at the rate of 75 basis points of the amount of debt issued.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Our total assets increased by $13.6 million to $321.8 million at March 31, 2010 from $308.2 million at June 30, 2009, primarily due to a $11.8 million increase in cash and due from banks.  Available for sale securities at March 31, 2010 increased to $15.3 million compared to $10,000 at June 30, 2009, due to the reclassification of private label mortgage backed securities. Held to maturity securities decreased to $39.7 million at March 31, 2010 from $59.0 million at June 30, 2009. There was a net decrease of $4.1 million in securities as of March 31, 2010. The loan portfolio grew by $6.6 million to $226.5 million at March 31, 2010 from $219.9 million at June 30, 2009. The increase in loans receivable was attributable to a $9.9 million increase in commercial non-residential real estate loans and a $4.6 million increase in home equity lines of credit. These increases were partially offset by an $8.7 million, decline in construction loans and a $1.1 million decline in one-to-four family and multifamily residential loans. The increase in loans receivable was offset by the decrease in securities. Interest earning time deposits decreased $1.1 million to $1.4 million from $2.5 million at March 31, 2010 and June 30, 2009 respectively.

An important change to note in our assets as of March 31, 2010 is the significant increase in securities available-for-sale. We have always been a “buy-and-hold” investor. During the nine months ended March 31, 2010 one investment of this type was downgraded to BBB. We sold the investment at a profit. Our Board of Directors decided to have all of our Private Label CMO’s reclassified as available-for-sale. This was done to facilitate monitoring our financial statements and to provide management with the ability to be proactive and to sell the securities if deemed advisable should concern or difficulties present themselves in the future.

Deposits increased by $12.1 million to $179.1 million at March 31, 2010 from $167.1 million at June 30, 2009. Advances from FHLB decreased by $1.0 million to $88.0 million at March 31, 2010, from $89.0 million at June 30, 2009. For the nine months ended March 31, 2010 and 2009 the average cost of interest bearing deposits and FHLB advances declined 97 and 23 basis points respectively, resulting a decline of $404,000 in Accrued interest payable and other liabilities.

Stockholders’ equity grew by $3.0 million to $49.9 million at March 31, 2010, from $46.9 million at June 30, 2009. The increase was primarily the result of the Company’s net income of $2.6 million for the nine months ended March 31, 2010 and a $375,000 increase in accumulated other comprehensive income.

Comparison of Operating Results for the Three Months and Nine Ended March 31, 2010 and 2009

General. Net income for the three months ended March 31, 2010 was $880,000 ($0.25 per share) compared to a net income of $876,000 ($0.25 per share) for the three months ended March 31, 2009.

Net income for the nine months ended March 31, 2010 was $2.6 million ($0.72 per share) compared to a net income of $2.3 million ($0.64 per share) for the nine months ended March 31, 2009. The increased income was mainly attributable to a decrease in interest expense.

Interest Income. Total interest income declined $270,000 to $3.9 million for the three months ended March 31, 2010 as compared to $4.2 for the same period ending March 31, 2009. The decrease was primarily due to a decrease in interest income from securities. Interest income from loans receivable for the three months March 31, 2010 and 2009 remained virtually the same. Average loan balances increased from $221.6 million for the three months ended March 31, 2009 to $231.2 million for the three months ended March 31, 2010. Even though the average balance of loans receivable increased, the average yield declined by 36 basis points, resulting in  the interest income on loans receivable being virtually the same for the two periods. Interest income from securities declined by $185,000 from $716,000 for the three months ended March 31, 2009 to $531,000 for the three month period ended March 31, 2010. The average balance of securities went down by $1.0 million, to $57.1 million for the three months ended March 31, 2010 from $58.1 million for the three months ended March 31, 2009. The average yield declined 123 basis points, decreasing the interest income on securities. There was a decrease of $27,000 in interest on other interest earning assets for the three months ended March 31, 2010. The average balance of other interest earning assets increased by $10.8 million to $27.1 million for the three months ended March 31, 2010 compared to $16.3 million for the three months ended March 31, 2009, however, the average yield on interest earning assets declined 74 basis points. This decline in average yield was mainly due to the elimination of the in dividend income on FHLB stock.

There was a decrease of $342,000 in total interest income for the nine month period ended March 31, 2010 as compared to the nine month period ended March 31, 2009. Interest income on loans receivable increased $252,000 for the nine months ended March 31, 2010 to $10.3 million for the nine months ended March 31, 2010 from $10.0 million for the nine months ended March 31, 2009. This was offset by a decrease in interest income from securities of $412,000 for the same period. The decrease in interest on other interest earning assets of $182,000 to $54,000 for the nine months ended March 31, 2010 from $236,000 for the nine months ended March 31, 2009 also contributed to lower interest income for the nine months ended March 31, 2010. Average yields for loans receivable, securities and interest earning assets declined 22, 103, and 142 basis points respectively for the nine months ended March 31, 2010.

Interest Expense. Total interest expense decreased $332,000 to $1.7 million for the three months ended March 31, 2010 as compared to $2.0 million for the same period in 2009. The decrease resulted primarily from a decrease in interest expense on deposits to $756,000 from $1.0 million in the prior year period. The average balance of interest bearing deposits went up to $173.9 million at March 31, 2010 as compared to $159.9 million at March 31, 2009. Due to low interest rate environment, there was an 84 basis point decrease in the average cost of the deposits. Interest expense on borrowings for the three months decreased slightly to $930,000 for the three months ended March 31, 2010 from $985,000 for the same period ending March 31, 2009 due to a 36 basis point decrease in the average cost of Federal Home Loan Bank advances.

Total interest expense decreased $981,000 to $5.3 million for the nine months ended March 31, 2010 as compared to $6.3 million for the same period in 2009. The decrease resulted primarily from a decrease in interest expense on deposits by $1.0 million to $2.4 million from $3.4 million in the prior year period. The average balance of interest bearing deposits went up by $10.4 million to $169.2 million at March 31, 2010 as compared to $158.9 million at March 31, 200. Due to low interest rate environment, there was a 97 basis point decrease in the average cost of the deposits. Although it has been the Company’s practice consistently to offer deposit rates toward the high end of current market ranges, the dramatic decrease in interest rates has resulted in a decrease in interest expense. Interest expense on borrowings increased $33,000 to $2.9 million for the nine months ended March 31, 2010 from $2.8 million for the nine months ended March 31, 2009. The average balance grew from $84.3 million to $89.9 million for the period ending March 31, 2009 and 2010, respectively. The average cost of borrowings declined 23 basis points.

Net Interest Income. Our interest rate spread and net interest margin for the three months ended March 31, 2010, were 2.48% and 2.89%, respectively, compared to 2.47% and 2.99%, respectively, for the three months ended March 31, 2009. Though the average balance of the interest earning assets increased to $315.4 million at March 31, 2010 from $296.0 million at March 31, 2009 the average yield declined 70 basis points. Average interest-bearing liabilities were $265.4 million and $248.9 million for the three months ended March 31, 2010 and 2009, respectively. Average cost of interest bearing liabilities also declined 70 basis points, resulting in no significant change in the interest rate spread. There was a 10 basis point decline in the net interest margin for the three months ended March 31, 2010. This resulted in a slight increase in net interest income of $62,000 for the three months ended March 31, 2010.

Our interest rate spread and net interest margin for the nine months ended March 31, 2010, were 2.51% and 2.95%, respectively, compared to 2.30% and 2.85%, respectively, for nine months ended March 31, 2009. The improvement in spread and margin for the nine months ended March 31, 2010 was attributable to a decline of 72 basis points in the average cost of interest-bearing liabilities which was slightly offset by a 50 basis point decline in yields on interest-earning assets. Average interest-earning assets rose to $308.7 million from $289.6 million, for the nine months ended March 31, 2010 and 2009, respectively. Average interest-bearing liabilities were $259.2 million and $243.1 million for the nine months ended March 31, 2010 and 2009, respectively.

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

There was a provision for loan losses of $58,000 and $0.0 made during the three months ended March 31, 2010 and 2009, respectively. There was a provision for loan losses of $244,000 and $62,000 made during the nine months ended March 31, 2010 and 200,9 respectively. The allowance as a percentage of total loans was 0.86% at March 31, 2010 as compared to 0.98% at June 30, 2009. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Other Income. There was no significant change in other income for the three months ended March 31, 2010 as compared to the same period ending March 31, 2009.

Other income increased by $104,000 to $309,000 for the nine months ended March 31, 2010 compared to $205,000 for the same period in 2009. This was primarily due to a $70,000 profit on the sale of a private label CMO investment and $7,000 on the called held-to-maturity security, and a nominal increase of $32,000 in other miscellaneous income. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation.  We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income.  We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. There was no significant change in other expense for the three months ended March 31, 2010 as compared to the same period ending March 31, 2009.

Other expense increased by $129,000 to $3.0 million for the nine months ended March 31, 2010 compared to $2.9 million for the same period in 2009. Salaries and employee benefits increased by $95,000 as a result of normal salary increases, combined with the increased cost of maintaining benefits. FDIC deposit insurance premium increased $105,000 due to an increase in the assessment rate. There was a decrease of $89,000 in professional fees & other expenses for the nine months ended March 31, 2010.

Average Balance Sheets. The following table sets forth certain information for the three and nine months ended March 31, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from month-end balances for the periods ended March 31, 2010 and the average balances derived for the 2009 periods are from daily average balances.

	For The Three Months Ended March 31,						For The Nine Months Ended March 31,
	2010			2009			2010			2009
	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$231,227	$3,417	5.91%	$221,641	$3,475	6.27%	$227,773	$10,281	6.02%	$214,284	$10,029	6.24%
Securities	57,084	528	3.70%	58,103	716	4.93%	58,685	1,765	4.01%	57,747	2,185	5.04%
Other interest earning assets(3)	27,105	16	0.24%	16,282	40	0.98%	22,263	62	0.37%	17,591	236	1.79%
Total interest earning assets	315,416	3,961	5.02%	296,026	4,231	5.72%	308,721	12,108	5.23%	289,622	12,450	5.73%
Non-interest earning assets	5,146			4,551			4,668			4,425
Total Assets	320,562			300,577			313,389			294,047

Interest -bearing liabilities:
NOW accounts	14,534	13	0.36%	13,241	25	0.76%	14,105	40	0.38%	13,028	93	0.95%
Money Market Accounts	42,243	107	1.01%	38,448	168	1.75%	41,040	335	1.09%	38,125	619	2.16%
Savings and Club accounts	13,815	27	0.78%	12,944	39	1.21%	13,664	86	0.84%	13,155	139	1.41%
Certificates of deposit	103,356	609	2.36%	95,252	801	3.36%	100,433	1,948	2.59%	94,512	2,572	3.63%
Total Deposits	173,948	756	1.74%	159,885	1,033	2.58%	169,242	2,409	1.90%	158,820	3,423	2.87%
Federal Home Loan Bank Advances	91,480	930	4.07%	89,000	985	4.43%	89,924	2,868	4.25%	84,300	2,835	4.48%
Total interest-bearing liabilities	265,428	1,686	2.54%	248,885	2,018	3.24%	259,166	5,277	2.71%	243,120	6,258	3.43%
Non interest bearing deposits	1,607			1,325			1,582			1,351
Non interest bearing liabilities	4,301			4,360			4,304			4,427
Total Liabilities	271,336			254,570			265,052			248,898
Stockholders equity	49,226			46,007			48,337			45,149
Total Liabilities and Stockholders Equity	$320,562			$300,577			$313,389			$294,047
Net interest income		$2,275			$2,213			$6,831			$6,192
Interest rate spread (4)			2.48%			2.47%			2.51%			2.30%
Net interest margin (5)			2.89%			2.99%			2.95%			2.85%
Ratio of average interest- earning assets to average interest- bearing liabilities	118.83%			118.94%			119.12%			119.13%

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

Provision for Income Taxes. Income tax expense was $434,000 for both three month periods ended March 31, 2010 and 2009. The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were 33.0% and 33.1%, respectively.

For the nine months ended March 31, 2010 and 2009 income tax expense was $1,276,000 and $1,136,000, respectively. The Company’s effective tax rates for the nine months ended March 31, 2010 and 2009 were 33.2% and 33.2%, respectively.

Non Performing Loans. The following table provides information regarding loans past due 90 days or more, all of which were accounted for on a non-accrual basis.

	March 31, 2010	June 30, 2009
	(in thousands)
Secured by Real Estate
One to four-family mortgage loans	$ 1,917	$1,280
Construction	-	203
Other Loans
Commercial	-	-
Consumer	-	-
Home Equity Loans and Lines	1	-
Loans on Savings accounts	-	-
Total	1,918	1,483

Accruing Loans - Past 90 days
Secured by Real Estate
Conventional	-	-
Construction	-	-
Other Loans
Commercial	-	-
Consumer	-	-
Home Equity Loans and Lines	-	-
Loans on Savings accounts
Total	-	-

Total non-performing loans	$ 1,918	$1,483
Real estate owned	308	206
Other non-performing assets	-	-
Total non-performing assets	2,226	1,689

Total non-performing loans/Loans	0.84%	0.67%
Total non-performing loans/Assets	0.60	0.48
Total non-performing Assets/Assets	0.69	0.55

Repossessed assets were $308,000 and $206,000 as of March 31, 2010 and June 30, 2009, respectively. We did not have any troubled debt restructuring (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

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

At March 31, 2010, the total approved loan origination commitments outstanding amounted to $5.8 million. At that date, construction loans in process were $3.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $58.2 million.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company.  At March 31, 2010, we had an unused borrowing capacity of $57.4 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2010, the Bank exceeded all applicable regulatory capital requirements and was well capitalized.  As of March 31, 2010, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$47,062	24.56%
Core Capital (to risk-weighted assets)	$45,378	23.68%
Core Capital (adjusted total assets)	$45,378	14.12%
Tangible Capital (to adjusted total assets)	$45,378	14.12%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2010, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $5.8 million and unfunded commitments under lines of credit totaling $14.8 million.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective as of March 31, 2010.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f)  and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2010 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 –RESERVED

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
_______
*           Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**         Incorporated by reference from the Registrant’s quarterly report Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Terry Sager
Terry Sager, President
(Duly authorized officer and principal
executive officer)

/s/ Charles Corcoran
Date: May 17, 2010	Charles Corcoran, Executive Vice President (Principal financial officer)