Form 10-K
period 2010-06-30
WILLIAM PENN BANCORP INC
filed 2010-09-28
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No.  0-53172

WILLIAM PENN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

United States	37-1562563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8150 Route 13, Levittown, Pennsylvania	19057
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code (215) 945-1200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]YES  [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] YES    [X] NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11.4 million as of December 31, 2009 based on the last sale ($13.50 per share) reported on the OTC Bulletin BoardSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of September 27, 2010, there were issued and outstanding 3,641,018  shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2010 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders. (Part III)

WILLIAM PENN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended June 30, 2010

PART I

Forward Looking Statements

When used in this discussion and elsewhere in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intend” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in laws and regulations, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

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

William Penn Bank, FSB conducts a traditional community bank operation, offering retail banking services, owner-occupied and non-owner-occupied one- to four-family mortgage loans, multi-family and non-residential real estate mortgage loans, construction and land loans, deposit loans, home equity and second mortgage loans, home-equity lines of credit and other consumer loans. William Penn Bank, FSB operates from its main office in Levittown, Pennsylvania and branch offices in Morrisville and Richboro, Pennsylvania. William Penn Bank, FSB maintains a website at www.willpenn.com.  Information on our website should not be treated as part of this Annual Report on Form 10-K.

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

Lending Activities

General.  Our loan portfolio is primarily comprised of one- to four-family residential real estate loans.  We are a reputation lender and feel we have built a niche in our market area for providing financing on what we believe are high quality credits that are, for various reasons, ineligible for resale in the secondary market. For example, we originate a significant amount of mortgages on non-owner-occupied residential properties (which are generally referred to as “investor loans”).  At June 30, 2010, we had approximately $69.4 million of loans on non-owner-occupied, one- to four-family residential property (“investor loans”), representing approximately 28.4% of total loans.  This $69.4 million of one- to four-family investor loans includes $65.4 million of first mortgages, $725,000 of second mortgages and $3.3 million of construction loans.  While loans on one- to four-family residential property are generally considered to have less credit risk than other types of real estate lending, a non-owner-occupied property puts the loan on that property into the category of “investor loans,” which are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may depend on the rental income from such properties.

As part of our management of interest rate risk we generally seek to avoid originating fixed-rate, 30-year loans unless we have a commitment for the resale of such loans in the secondary market. Competitive conditions have limited our resale ability and thus we continue at present to be predominantly a portfolio lender focusing on adjustable-rate loans and fixed-rate loans with terms of 20 years or less.

In the past we have intentionally reduced mortgage lending because of the yield curve’s impact on the pricing of short-term assets relative to long-term assets. We now anticipate embarking on a proactive growth strategy.  We anticipate, however, that we will continue to limit our origination of fixed-rate, 30-year loans unless we have a commitment for the resale of such loans in the secondary market because that strategy remains a component of our management of interest rate risk.  We expect therefore to continue to focus on the origination of adjustable-rate loans and fixed-rate loans with terms of 20 years or less.  The mix of adjustable-rate loans to fixed-rate loans will be dependent on what is in demand by customers, and we plan to continue to retain loans with terms of 20 years or less regardless of whether the loans are fixed or adjustable rate.  We intend to increase our origination of multi-family and nonresidential mortgage loans going forward as we grow the overall loan portfolio.  Our multi-family and nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of small apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate.  We do not anticipate changing the type of multi-family and nonresidential lending that we have done in the past; our intention is do a greater volume of the same type of lending.  We do not at the present time originate non-real estate commercial loans and we have no current intention of expanding our lending activities into that type of commercial lending.

The majority of our loans are to borrowers who reside in Bucks County, Pennsylvania and could be expected to be similarly affected by economic conditions there.

Loan Portfolio Composition. The following table analyzes the composition of the Bank’s portfolio by loan category at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$145,231	61.25%	$142,499	62.36%	$129,709	62.04%	$117,338	61.82%	$117,335	62.41%
Home equity and second mortgage	5,835	2.46	7,276	3.18	8,394	4.02	8,791	4.63	9,022	4.80
Multi-family	10,068	4.25	10,268	4.49	12,229	5.85	10,829	5.70	11,137	5.92
Nonresidential	44,209	18.65	35,366	15.48	30,262	14.48	27,397	14.43	25,298	13.46
Land	4,600	1.94	3,999	1.75	4,041	1.93	4,010	2.11	4,254	2.28
Construction	5,580	2.35	14,205	6.22	15,466	7.40	11,111	5.85	9,822	5.22
Consumer	2,352	0.99	2,347	1.03	2,450	1.17	2,762	1.46	3,613	1.92
Home equity lines of credit	18,676	7.88	12,142	5.31	6,161	2.95	7,162	3.77	7,096	3.77
Savings account loans	549	0.23	420	0.18	336	0.16	428	0.23	422	0.22
Total loans	237,100	100.00%	228,522	100.00%	209,048	100.00%	189,828	100.00%	187,999	100.00%
Less:
Loans in process	(3,357)		(5,562)		(9,144)		(6,668)		(4,081)
Unearned loan origination fees, net	(731)		(841)		(969)		(1,116)		(1,231)
Allowance for loan losses	(2,645)		(2,180)		(1,910)		(1,840)		(1,675)
Total loans, net	$230,367		$219,939		$197,025		$180,204		$181,012

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2010. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2010
	One to Four Family	Construction and Land	Non- Residential and Multi- Family	Home Equity and Second Mortgage	Home Equity Lines of Credit	Consumer Loans and Savings Account Loans	Total
	(In Thousands)
Amounts Due:
Within 1 Year	$378	$6,570	$2,014	$113	$-	$702	$9,777

After 1 year
1 to 3 years	1,797	2,783	990	361	44	1,131	7,106
3 to 5 years	2,543	-	2,225	662	158	960	6,548
5 to 10 years	21,345	48	10,256	1,486	654	31	33,820
10 to 15 years	34,121	779	13,458	1,912	17,670	-	67,940
Over 15 years	85,047	-	25,334	1,301	150	77	111,909
Total due after one year	144,853	3,610	52,263	5,722	18,676	2,199	227,323
Total	$145,231	$10,180	$54,277	$5,835	$18,676	$2,901	$237,100

The following table sets forth the dollar amount of all loans at June 30, 2010 due after June 30, 2011 which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate mortgage
One- to four-family	$75,813	$69,040	$144,853
Home equity and second mortgage	3,610	-	3,610
Nonresidential and multi-family	25,656	26,607	52,263
Construction and Land	5,476	246	5,722
Home equity lines of credit	-	18,676	18,676
Consumer loans and savings account loans	113	2,086	2,199
Total	$110,668	$116,655	$227,323

Residential Lending. Currently, our main lending activity consists of the origination of residential real estate mortgage loans, including loans on single-family homes and residences housing up to four families. Our primary lending territory is Bucks County and surrounding counties.  All mortgage loans in excess of 80% loan-to-value must have private mortgage insurance that covers us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.

Our underwriting policies permit the origination of one-to four-family first mortgage loans, for primary residence or vacation home, with a loan-to-value of up to 95%. We also offer an affordable housing/first time home buyer program, which uses the 95% loan-to-value limit but permits the borrower to have equity in the real estate of as little as 3%. This program also provides that in low- to moderate-income census tracts of our Community Reinvestment Act lending area we can permit a 100% loan-to-value. We originate leasehold mortgages with a loan-to-value of up to 70%. We offer mortgage loans on non-owner-occupied, one- to four-family properties (investor loans) with up to an 80% loan-to-value ratio and no more than a 20-year term if the rate is fixed.

We offer fixed-rate mortgages with terms of 10, 15, 20 or 30 years. We originate adjustable-rate mortgages, or ARMs, at rates based upon the constant maturity yield of one year U.S. Treasury securities with up to 30-year terms. We currently offer either one, three, five and seven year ARMs with rates resetting on an annual basis, beginning either after the first, third, fifth or seventh year as the case may be. These loans have a two percentage point cap on annual rate adjustments. The maximum rate adjustment over the life of the 3, 5 and 7 year ARMs is six percentage points. The maximum rate adjustment over the life of the one-year ARM is seven percentage points.

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

The Automated Valuation Models (AVM) is used for home equity loans and lines of credit in amounts of $100,000 or less or with loan-to-values of less than 70%. Should we deem an AVM to be inadequate given the circumstances of a particular loan, a full appraisal may be requested at the borrower’s expense.

Construction and Land Loans. We originate construction loans, land acquisition loans and land development loans. Construction loans may be for residential or nonresidential projects. Land acquisition loans are originated with a 70% loan-to-value limit, land development loans have a 75% limit and construction loans have an 80% limit on the appraised value of the completed project. The construction phase may be no longer than 18 months. A land loan may have a 24-month, interest-only term or may be a three-year balloon loan with a 15-year amortization schedule. Financing is available for owner-occupied residences, and we also provide financing to builders and real estate developers.  Approximately 90% of our construction and land loan portfolio represents loans to builders and developers. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers.

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

Multi-Family and Nonresidential (Commercial) Mortgages. Our nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate. The maximum loan-to-value ratio on all multi-family properties or on office/professional properties under $200,000 is 80%. All other nonresidential properties have a 75% limit. The maximum term on a fixed- rate loan is 20 years. We offer a 30-year term on an adjustable-rate loan. We will provide multi-family and nonresidential financing for both owner-occupied properties and for investor properties. There was a significant increase in the balance of mortgage loans secured by nonresidential real estate as of June 30, 2010 as opposed to the balance one year earlier. This is attributable to a large transaction that took place in September 2009. The bank took advantage of an opportunity to acquire participating interests in seven large performing loans from another bank’s portfolio. The total purchase was approximately $10,600,000. All of the loans are current as of June 30, 2010.

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

Consumer and Personal Lending. Our consumer lending products include loans for new and used automobile, savings account loans as well as secured and unsecured personal loans and lines of credit.

Savings account loans have a rate equal to the account rate plus 2% and there is no term limit on these loans. Secured personal loans may have terms up to seven years, and unsecured personal loans may be up to three years. We accept securities as collateral for secured personal loans.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. The security, if any, for consumer loans often consists of rapidly depreciating personal property like automobiles.  Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, based on our financial condition as of June 30, 2010, our loans to one borrower regulatory lending limit was approximately $7.2 million. Our largest borrower at that date had 38 loans outstanding with an aggregate balance of $5.9 million, representing mortgages secured by liens on commercial real estate. The Board of Directors evaluates the creditworthiness of large borrowers on a case-by-case basis, and the Board is willing to lend up to the regulatory limit for what it determines to be quality loans.

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

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2010, was approximately $5.6 million, excluding undisbursed portions of construction loans totaling $3.4 million. We also had $13.5 million of unfunded commitments on lines of credit as of that date.

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

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

One- to four-family mortgage loans	$1,454	$1,280	$1,180	$867	$402
Multi-family mortgage loans	-	203	—	—	—
Nonresidential loans	-	-	1,122	841	—
Construction loans	-	-	649	245	—
Consumer loans	-	-	—	—	—
Home equity lines of credit	-	-	38	111	—
Total non-performing loans	$1,454	$1,483	$2,989	$2,064	$402
Real estate owned	$233	$206	$—	$—	$—
Total non-performing assets	$1,687	$1,689	$2,989	$2,064	$402
Total non-performing loans to total loans	0.62%	0.67%	1.50%	1.13%	0.21%
Total non-performing loans to total assets	0.45%	0.48%	1.06%	0.77%	0.15%
Total non-performing assets to total assets	0.52%	0.55%	1.06%	0.77%	0.15%

At June 30, 2010 $1.2 million of the non-performing loans was to one borrower as discussed under “Allowance for Loan Losses”. We did not have any troubled debt restructurings (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

As of June 30, 2010, there were no loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future, other than the special mention loans discussed under “Classified Assets”.

During the year ended June 30, 2010, gross interest income of less than $104,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $18,000 in interest on such loans was included in income for the year ended June 30, 2010.

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

The following is a summary of information pertaining to impaired loans:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)

Impaired loans without a valuation allowance	$3,824	$1,713	$--
Impaired loans with a valuation allowance	3,977	4,155	4,123
Total impaired loans	$7,801	$5,868	$4,123
Valuation allowance related to impaired loans	$983	$561	$888

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

As of June 30, 2010, 2009 and 2008 our classified loans were as follows.

	At June 30,
	2010	2009	2008
	(In thousands)

Special Mention	$7,449	$6,533	$3,001
Substandard	1,886	1,689	2,989
Doubtful	—	—	—
Loss	—	—	—
Total	$9,335	$8,222	$5,990

Special mention loans at June 30, 2010, 2009, and 2008 include one $3.0 million loan secured by a tract of land in Wildwood, New Jersey and discussed below.  Also included in special mention at June 30, 2010 are the following: one $3.0 million participation loan on an office building complex included because lease up of part of the complex has been slower than expected, and two participation loans totaling $1.4 million on a residential development project experiencing slower than expected sales.  All three of these loans were current as of June 30, 2010.

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

The Bank’s loan loss experience in recent periods has been low.  Over the last five fiscal years, the Bank had loan charge offs totaling $298,000 and recoveries totaling $121,000.  Provisions to the allowance in recent periods have been more influenced by current economic conditions than by the Bank’s recent loss experience.  The allowance includes a significant provision on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of June 30, 2010, however payments are being received not from the borrower but from the borrower’s business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan.  The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup.  The bank has established a specific reserve of $545,000 against the balances of six impaired loans to a troubled borrower. The loans have balances totaling $1,243,000, they are secured by first liens against ten residential properties, eight properties are located in Trenton NJ, and two are located in Freehold, NJ.  The borrowing entities have filed bankruptcy and we are concerned that resolution of the situation will be prolonged.

The allowance consists of specific and general components. The specific component related to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

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

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision, is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

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

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses for the periods indicated.

	For the Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance balance (at beginning of period)	$2,180	$1,910	$1,840	$1,675	$1,500
Provision for loan losses	379	531	70	156	186
Charge-offs:
One- to four-family mortgage loans		—	—	—	—
Construction loans	23	100	—	—	—
Commercial		156	—	—	—
Consumer loans	1	5	—	—	13
Total charge-offs	24	261	—	—	13
Recoveries:
One- to four-family mortgage loans	110	—	—	—	—
Construction loans		—	—	—	—
Commercial		—	—	—	—
Consumer loans		—	—	9	2
Total recoveries	110	—	—	9	2
Net (charge-offs) recoveries	86	(261)	—	9	(11)
Allowance balance (at end of period)	$2,645	$2,180	$1,910	$1,840	$1,675
Total loans outstanding	$233,743	$222,960	$199,904	$183,160	$183,918
Average loans outstanding(1)	$228,239	$216,095	$186,244	$182,672	$185,954
Allowance for loan losses as a percent of total loans outstanding	1.13%	0.98%	0.96%	1.00%	0.91%
Allowance for loan losses to non-performing loans	181.91%	147.00%	63.90%	89.15%	416.67%
Net charge-offs to average loans	0.04%	0.12%	0.00%	0.00%	0.00%
_______________
(1)           Average balances for fiscal year 2010 are derived from daily average balances, while for the prior years the average balances are derived from month-end average balances

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At June 30,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
At end of period allocated to:
Real estate mortgage
One- to four-family	$1,357	61.25%	$918	62.36%	$273	62.04%	$279	61.82%	$264	62.41%
Home equity and second mortgages	20	2.46	26	3.18	20	4.02	18	4.63	18	4.80
Multi-family	87	4.25	90	4.49	30	5.85	162	5.70	166	5.92
Nonresidential	471	18.65	401	15.48	575	14.48	503	14.43	376	13.46
Land	447	1.94	451	1.75	618	1.93	489	2.11	498	2.28
Construction	146	2.35	169	6.22	170	7.40	67	5.85	71	5.22
Consumer	57	0.99	23	1.03	45	1.17	89	1.46	108	1.92
Home equity lines of credit	60	7.88	44	5.31	15	2.95	20	3.77	14	3.77
Loans on savings accounts	-	0.23	—	0.18	—	0.16	—	0.23	—	0.22
Unallocated	--	0.00	58	0.00	164	0.00	213	0.00	160	0.00
Total allowance	$2,645	100.00%	$2,180	100.00%	$1,910	100.00%	$1,840	100.00%	$1,675	100.00%

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

U.S. generally accepted accounting principles require that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. U.S. generally accepted accounting principles allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

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

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. William Penn Bank’s investment in non-government agency collateralized mortgage obligations has increased in the last two years. The balance of its investments in these securities was $16.4 million as of June 30, 2010, $13.4 million as of June 30, 2009 and $6.1 million as of June 30, 2008. All of our non-government agency collateral mortgage obligations make up our available-for-sale portfolio. All of our other investments are considered held-to- maturity.

Securities Portfolio Composition.  The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at their fair value.

	At June 30,
	2010	2009	2008
	(In thousands)
Securities Available for Sale:
Mutual funds	$13	$10	$5
Collateralized Mortgage Obligations	16,434	—	—
Total Available for sale	$16,447	10	5

Securities Held to Maturity:
U.S. Government corporations and agencies securities	$37,971	$32,371	$48,005
Mortgage-backed securities	4,977	6,908	10,631
Collateralized Mortgage Obligations:
U.S. agency	4,767	5,828	4,041
Private label	—	13,408	336
Corporate debt securities	—	201	—
Municipal bonds	299	299	—

Total Held to Maturity	$48,014	$59,015	$63,013

The following tables set forth certain information regarding the amortized cost, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at June 30, 2010. These tables show contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mutual funds	$13	1.50%	$-	-%	$-	-%	$-	-%	$13	1.50%	$13
U.S. Government corporations and agencies securities	2,000	2.98	14,000	1.16	15,051	3.02	6,920	4.66	37,971	2.63	38,355
Mortgage-backed securities	-	-	49	6.37	181	3.03	4,747	3.90	4,977	3.89	5,187
Collateralized Mortgage obligations:
U.S. agency	564	4.00	11	4.00	13	1.03	4,179	1.48	4,767	1.78	4,842
Private labeled	-	-	877	5.50	5,276	4.17	9,075	4.05	15,228	4.18	16,434
Municipal Bonds	-	-	-	-	299	3.50	-	-	299	3.50	305
Total	$2,577	3.20%	$14,937	1.43%	$20,820	3.32%	$24,921	3.76%	$63,255	3.04%	$65,136

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. We also have the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh to supplement deposits as a source of funds.

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

We traditionally have preferred to obtain deposits from within our market area and have discouraged non-local deposits.  We obtained $1,998,000 of brokered deposits during fiscal year ended June 30, 2010 to demonstrate our ability to acquire funds from alternative sources as part of emergency preparedness.  These deposits remain outstanding at year end.

The following table sets forth the average balance and the weighted average interest rates for each category of deposits for the last three fiscal years.

	Year Ended June 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$1,660	—%	$1,496	—%	$1,522	—%
NOW accounts	14,447	0.35	13,240	0.83	12,597	1.36
Money market accounts	41,612	1.03	38,456	1.94	37,989	3.49
Savings and club accounts	13,790	0.76	13,214	1.30	14,026	2.40
Certificates of deposit	101,453	2.50	94,687	3.49	93,766	4.52

Total deposits	$172,962		$161,093		$159,900

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

The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2010.

At June 30, 2010
(In thousands)
Maturity Period
Within three months	$11,810
Three through six months	7,259
Six through twelve months	7,453
Over twelve months	15,876
$42,398

Borrowings. We periodically borrow funds from the Federal Home Loan Bank of Pittsburgh to supplement deposits as a source of funds. As of June 30, 2010, our borrowings totaled $89.0 million and had a weighted average cost of 3.79%. As a strategy to lock in rates on funding beginning in the late 1990s we took long term advances to protect against rising rates.  Rates, however, fell to historic lows instead of rising.  These borrowings had been a drain on our profitability and we determined in early December 2007 to undertake a refinancing of these advances, as we expected the improvement in our net interest margin resulting from the refinancing would make it worth incurring a significant penalty for the pre-payment of the advances. The penalty was a $1.5 million charge to earnings during the quarter ended December 31, 2007. We pre-paid $25.0 million of advances with a weighted average rate of 5.87% and took replacement advances totaling $30.0 million with a weighted average rate of 3.84%.

The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Federal Home Loan Bank Advances:
Average balance outstanding	$89,583	$85,385	$70,000
Maximum amount outstanding at any month-end during the period	92,000	89,000	72,000
Balance outstanding at end of period	89,000	89,000	72,000
Weighted average interest rate during the period	4.16%	4.46%	5.19%
Weighted average interest rate at end of period	3.79%	4.37%	4.53%

Additional information regarding our borrowings is included in Note 9 to the Consolidated Financial Statements incorporated by reference herein.

Subsidiaries

The Company’s only subsidiary is the Bank.  The Bank has one subsidiary: WPSLA Investment Corporation, incorporated under Delaware law in 2000 to hold securities. At June 30, 2010, this subsidiary held securities with a carrying value of approximately $32.0 million, representing about half of our total securities portfolio of $63.3 million at that date.

Personnel

As of June 30, 2010, we had 33 full-time employees and 4 part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Elimination of OTS. The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank within 12 to 18 months of enactment. At that time, the primary federal regulator of William Penn Bancorp, Inc. will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Bank will become the Office of the Comptroller of the Currency (“OCC”) if we retain our federal savings bank charter. The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank. Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply. OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers. Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act will make significant changes in the law governing waivers of dividends by mutual holding companies. After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or nontax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object. The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009. In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Holding Company Capital Requirements. Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption. A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered. Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law. Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 1, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test. Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve. In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions there under.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 by the Dodd-Frank Act. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by

December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company and the Bank did not opt out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2013.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

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

At June 30, 2010, William Penn Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (generally defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. William Penn Bank met the qualified thrift lender test as of June 30, 2010 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including William Penn Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by William Penn Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. William Penn Bank received a “satisfactory” rating in its most recent Community Reinvestment Act examination.

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

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. No dividends were received from FHLB in 12 months ended June 30, 2010. Dividends totaling $60,000 were received in the 12 months ended June 30, 2009. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of June 30, 2010, our investment in premises and equipment, net of depreciation and amortization, totaled $1.1 million. We currently have three full-service offices, as shown in the table below.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2010
			(In thousands)
Levittown	1967	Owned	$41
Morrisville	1973	Owned	$100
Richboro	1984	Owned	$204

We also own a five-acre tract of land in Levittown, Pennsylvania with a net book value as of June 30, 2010 of approximately $474,000. There are presently two buildings on this property. Our operations center occupies one building and the other building is leased to a physicians group surgical center. We have the necessary approvals and the construction of a new building on the vacant land on this site to serve as a new full-service office location is in process.

We also own two adjacent single-family residential properties in Furlong, Pennsylvania (within Bucks County) with a book value as of June 30, 2010 of approximately $299,000. We are currently holding these properties as a potential future office site.

Item 3.  Legal Proceedings

William Penn Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated against William Penn Bancorp or William Penn Bank as of June 30, 2010 that were expected to have a material effect on operations or income.

Item 4.  [RESERVED]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2010 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

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

Not applicable.

Item 9A. Controls and Procedures.

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

(b)           Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting incorporated herein by reference from the Annual Report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)           The consolidated balance sheet of William Penn Bancorp, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2010, together with the related notes and the independent auditors’ report of S. R. Snodgrass, A.C., independent registered accounting firm, at and for the years ended June 30, 2010 and 2009.

(2)           Schedules omitted as they are not applicable.

(3)           The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1 †	Directors Consultation and Retirement Plan **
10.2 †	Deferred Compensation Plan for Directors **
10.3 †	Restated Deferred Compensation Plan **
13	Annual Report to Stockholders for fiscal year ended June 30, 2010
21	Subsidiaries of the Registrant
23	Consent of S. R. Snodgrass, A.C.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
_______________
†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**	Incorporated by reference from the identically numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORP, INC.
Date: September 28, 2010		/s/ Terry L. Sager
	By:	Terry L. Sager President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on September 28, 2010.

/s/ Terry L. Sager		/s/ Charles Corcoran
Terry L. Sager President, Chief Executive Officer and Director (Principal Executive Officer)		Charles Corcoran Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ Aswini U. Hiremath		/s/ William J. Feeney
Aswini U. Hiremath Chief Accounting Officer (Principal Accounting Officer)		William J. Feeney Chairman of the Board of Directors
/s/ Craig Burton		/s/ Glenn Davis
Craig Burton Director		Glenn Davis Director
/s/ William B. K. Parry, Jr.
William B.K. Parry, Jr. Director