Form 10-Q
period 2010-09-30
WILLIAM PENN BANCORP INC
filed 2010-11-15
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 15, 2010 there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

                  PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
William Penn Bancorp, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS
Cash and due from banks	$703	$725
Interest bearing deposits with other banks	16,853	18,903
Total cash and cash equivalents	17,556	19,628
Interest bearing time deposits	1,180	779
Securities available for sale	17,695	16,447
Securities held to maturity, fair value of $33,703 and $48,689	33,119	48,014
Loans receivable, net of allowance for loan losses of
$2,790 and $2,645, respectively	238,965	230,367
Premises and equipment, net	2,468	2,208
Federal Home Loan Bank stock, at cost	4,974	4,974
Deferred income taxes	1,676	1,696
Real estate owned	1	233
Accrued interest receivable and other assets	2,338	2,023
TOTAL ASSETS	$319,972	$326,369

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,920	$2,341
Interest bearing	176,524	178,940
Total deposits	178,444	181,281
Advances from Federal Home Loan Bank	85,500	89,000
Advances from borrowers for taxes and insurance	783	2,107
Accrued interest payable and other liabilities	2,962	2,774
TOTAL LIABILITIES	267,689	275,162

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized;
no shares issued	-	-
Common Stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,819	9,811
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(633)	(655)
Retained earnings	41,721	40,891
Accumulated other comprehensive income	1,012	796
TOTAL STOCKHOLDERS' EQUITY	52,283	51,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$319,972	$326,369
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three months ended
	September 30,
	2010	2009
	(unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,446	$3,357
Taxable securities	409	646
Exempt from federal income tax	3	3
Other	13	21
Total Interest Income	3,871	4,027
INTEREST EXPENSE

Deposits	672	846
Borrowings	810	975
Total Interest Expense	1,482	1,821

Net Interest Income	2,389	2,206

Provision For Loan Losses	145	94
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,244	2,112
OTHER INCOME

Service fees	32	29
Realized gain on securities	-	70
Gain on sale of loans, net	27	6
Other	34	35
Total Other Income	93	140
OTHER EXPENSES

Salaries and employee benefits	653	570
Occupancy and equipment	170	161
Professional fees	37	43
FDIC premium	53	57
Other	188	136
Total Other Expenses	1,101	967

Income Before Income Taxes	1,236	1,285

Income Tax Expenses	406	430
NET INCOME	$830	$855

Basic and diluted earnings per share (Note 5)	$0.23	$0.24
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Cash Flows	Three months ended September 30,
(Dollars in thousands)	2010	2009
Cash Flows from Operating Activities	(unaudited)
Net income	$830	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	145	94
Provision for depreciation	50	43
Net amortization of securities premiums and discounts	46	108
Compensation expense on ESOP	30	30
Deferred income taxes	20	(5)
Origination of loans for sale	(1,199)	(495)
Proceeds from sale of loans	1,226	501
Gain on sale of loans	(27)	(6)
Realized gain on securities	-	(70)
Increase in accrued interest receivable and other assets	(426)	(16)
(Decrease) increase in accrued interest payable and other liabilities	188	(55)
Net Cash Provided by Operating Activities	883	984
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,017)	(3,991)
Maturities, calls and principal paydowns	1,089	1,563
Securities held to maturity:
Purchases	(9,227)	(6,829)
Maturities, calls and principal paydowns	24,083	8,738
Net increase in loans receivable	(8,743)	(9,791)
Interest bearing time deposits:
Purchases	(500)	-
Maturities & principal paydowns	99	610
Proceeds from sale of REO	232	-
Purchases of premises and equipment	(310)	(200)
Net Cash Provided by (Used for) Investing Activities	4,706	(9,900)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(2,837)	297
Repayment of advances from Federal Home Loan Bank	(3,500)	(2,000)
Decrease in advances from borrowers for taxes and insurance	(1,324)	(1,311)
Net Cash Used for Financing Activities	(7,661)	(3,014)
Net Decrease in Cash and Cash Equivalents	(2,072)	(11,930)
Cash and Cash Equivalents-Beginning	19,628	15,855
Cash and Cash Equivalents-Ending	$17,556	$3,925
Supplementary Cash Flows Information
Interest paid	$1,556	$1,865
Income taxes paid	$550	$325
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

Note 3 – Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

The data in the consolidated balance sheet for June 30, 2010 was derived from the Company’s audited consolidated financial statements. That data, along with the interim financial information presented in the consolidated balance sheets, statements of income and statements of cash flows should be read in conjunction with the 2010 consolidated financial statements of William Penn Bancorp, Inc. including the notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2010. William Penn Bancorp, Inc. is a “smaller reporting company” as defined by Item 10 of Regulation S-K and the financial statements were prepared in accordance with instructions applicable for such companies.

Note 4 - Comprehensive Income

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended September 30, 2010 and 2009 was $1,046,000 and $1,080,000, respectively.

	Three months ended September 30,
	2010	2009
	(in thousands)
Unrealized holding gains on
available for sale securities	$327	$411
Reclassification adjustment for
gains included in net income	-	(70)
Net Unrealized Gains	327	341
Income tax effect	111	116
Net of Tax Amount	$216	$225

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income for the three months ended September 30, 2010 and 2009, respectively as presented on the Consolidated Statements of Income (unaudited), is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended September 30,
	2010	2009

Weighted-average common shares outstanding	3,641,018	3,641,018

Average unearned ESOP shares	(64,114)	(72,852)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,576,904	3,568,166

Net Income	$830,000	$855,000

Basic and diluted earnings per share	$0.23	$0.24

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$14	$-	$-	$14
Private label collateralized mortgage obligations	16,148	1,558	(25)	17,681
Total available for sale	$16,162	$1,558	$(25)	$17,695

Held to Maturity:
U.S. Government corporations
and agencies securities	$24,170	$314	$(9)	$24,475
Mortgage-backed securities	4,744	196	-	4,940
U.S. agency collateralized mortgage obligations	3,806	70	-	3,876
Municipal bonds	299	12	-	311
Corporate bonds	100	1	-	101
Total held to maturity	$33,119	$593	$(9)	$33,703

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$13	$-	$-	$13
Private label collateralized mortgage obligations	15,228	1,263	(57)	16,434
Total available for sale	$15,241	$1,263	$(57)	$16,447

Held to Maturity:
U.S. Government corporations
and agencies securities	$37,971	$387	$(3)	$38,355
Mortgage-backed securities	4,977	210	-	5,187
U.S. agency collateralized mortgage obligations	4,767	75	-	4,842
Municipal bonds	299	6	-	305
Total held to maturity	$48,014	$678	$(3)	$48,689

At three months ended September 30, 2009, the Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $638,000 and $70,000, respectively. The Company did not have any sale of available-for-sale securities for the same period in 2010.

Note 6 – Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$2,982	$(25)	$-	$-	$2,982	$(25)
	2,982	(25)	-	-	2,982	(25)

Held to Maturity:
U.S. Government
corporations and agencies securities	3,753	(9)	-	-	3,753	(9)
	3,753	(9)	-	-	3,753	(9)
Total Temporarily
Impaired securities	$6,735	$(34)	$-	$-	$6,735	$(34)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$1,517	$(37)	$552	$(20)	$2,069	$(57)
	1,517	(37)	552	(20)	2,069	(57)

Held to Maturity:
U.S. Government
corporations and agencies securities	3,997	(3)	-	-	3,997	(3)
	3,997	(3)	-	-	3,997	(3)
Total Temporarily
Impaired securities	$5,514	$(40)	$552	$(20)	$6,066	$(60)

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

There are 11 securities that are impaired at September 30, 2010, including 6 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time, management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor would the Company be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (dollars in thousands):

	September 30,		June 30,
	2010		2010
	Amount	Percent	Amount	Percent
Mortgage loans on real estate:
Residential 1-4 family	$147,080	59.98%	$145,231	61.25%
Residential multi-family (five or more)	11,111	4.53	10,068	4.25
Commercial-non-residential	44,071	17.97	44,209	18.65
Construction	5,797	2.36	5,580	2.35
Land	4,483	1.83	4,600	1.94
Home equity and second mortgages	6,574	2.68	5,835	2.46
Equity lines of credit	23,428	9.55	18,676	7.88
Total Mortgage Loans on Real Estate	242,544		234,199

Consumer Loans	2,125	0.87	2,352	0.99
Loans on savings accounts	544	0.22	549	0.23
Total Loans	245,213	100.00%	237,100	100.00%

Loans in process	(2,667)		(3,357)
Unearned loan origination fees	(791)		(731)
Allowance for loan losses	(2,790)		(2,645)
Net Loans	$238,965		$230,367

At September 30, 2010 and June 30, 2010, we had approximately $69.9 million and $69.4 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 28.5% and 29.3% of total loans. This $69.9 million of one- to four-family investor loans includes $66.0 million of first mortgages; $794,000 of second mortgages; and $3.1 million of construction loans. At June 30, 2010, this $69.4 million of one- to four-family investor loans includes, $65.4 million of first mortgages; $725,000 of second mortgages; and $3.3 million of construction loans.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for

Note 8 – Recent Accounting Pronouncements (Continued)

removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

               In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

Note 9: Fair Value Measurements (Continued)

The following table presents the assets reported on the consolidated balance sheets at their fair value, by level within the fair value hierarchy. No liabilities are carried at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale
Mutual funds	$ 14	$ -	$ -	$ 14
Private labled collateralized
mortgage obligations	-	17,681	-	17,681
	$ 14	$ 17,681	$ -	$ 17,695

June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale
Mutual funds	$ 13	$ -	$ -	$ 13
Private labled collateralized
mortgage obligations	-	16,434	-	16,434
	$ 13	$ 16,434	$ -	$ 16,447

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 2 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. At September 30, 2010, impaired loans with a carrying value of $7,800,000 were reduced by specific valuation allowance totaling $949,000 resulting in a net fair value of $6,851,000. At June 30, 2010, impaired loans with a carrying value of $7,801,000 were reduced by specific valuation allowance totaling $983,000 resulting in a net fair value of $6,818,000, based on Level 2 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$ -	$ 6,851	$ -	$ 6,851
Other real estate owned	-	1	-	1
	$ -	$ 6,852	$ -	$ 6,852

June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$ -	$ 6,818	$ -	$ 6,818
Other real estate owned	-	233	-	233
	$ -	$ 7,051	$ -	$ 7,051

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

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and amounts due from
banks	$ 17,556	$ 17,556	$ 19,628	$ 19,628
Interest-bearing time deposits	1,180	1,180	779	779
Securities available for sale	17,695	17,695	16,447	16,447
Securities held to maturity	33,119	33,703	48,014	48,689
Loans receivable, net	238,965	253,945	230,367	244,808
Federal Home Loan Bank stock	4,974	4,974	4,974	4,974
Accrued Interest receivable:
Loans receivable	1,146	1,146	1,075	1,075
Investment securities	191	191	184	184
Mortgage-backed securities	80	80	82	82

Financial liabilities:
Non-interest bearing demand
deposits	1,920	1,920	2,341	2,341
NOW accounts	15,604	15,604	15,584	15,584
Money market accounts	42,059	42,059	43,896	43,896
Savings and club accounts	14,550	14,550	14,437	14,437
Certificates of deposit	104,311	107,349	105,023	108,082
Advances from Federal Home
Loan Bank	85,500	92,610	89,000	96,401
Accrued interest payable	248	248	321	321

Off-balance sheet financial
instruments	-	-	-	-

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

Anticipated Increase in Operating Expenses

Noninterest expense in the future will be impacted by our plan to expand our branch network. Construction has begun on a new branch in Levittown which will be completed in the Spring of 2011. We also anticipate additional branch expansion over the next five years. This will lead to higher compensation and benefits expenses going forward as the result of our plans to hire additional personnel and expand the size of our lending department.

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

The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  In setting the assessments necessary to meet the minimum reserve ratio, the FDIC must offset the effect on depository institutions with total consolidated assets of less than $10.0 billion.  The FDIC has adopted a new restoration plan reflecting the new statutory requirements.  Under the revised restoration plan, the DIF reserve ratio will reach 1.35% by September 30, 2020.  Because of lower projected losses, the FDIC has determined that the reserve ratio will reach 1.15%  by the fourth quarter of 2018 without a 3 basis point increase in assessment rates and the FDIC has determined to forgo such increase.  The FDIC has indicated that it will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35% by September 30l, 2020 and offset the effect on insured depository institutions with total consolidated assets of less than $10.0 billion as required by the Dodd-Frank Act.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and our significant policies are described in Note 2 to our consolidated financial statements included in the William Penn Bancorp, Inc. 2010 Annual Report on Form 10-K. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and statements of income for the periods then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation allowance for deferred tax assets and other-than-temporary impairment of securities.

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

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Our total assets decreased by $6.4 million to $320.0 million at September 30, 2010 from $326.4 million at June 30, 2010, primarily due to a $14.9 million decrease in securities held-to-maturity. This decrease was partially offset by an $8.6 million increase in loans receivable to $239.0 million at September 30, 2010 from $230.4 million at June 30, 2010. The growth in the loan portfolio was mainly due to an increase in home equity lines of credit by $4.8 million to $23.4 million at September 30, 2010 as compared to $18.7 million at June 30, 2010. There was also an increase of $1.8 million in one-to-four family residential loans. Multi-family residential loans also grew by $1.0 million to $11.1 million at September 30, 2010 from $10.1 million at June 30, 2010. Available for sale securities at September 30, 2010 increased to $17.7 million compared to $16.4 million at June 30, 2010, interest-bearing time deposits increased nominally to $1.2 million at September 30, 2010 from $800,000 at June 30, 2010. These increases were offset by the decrease in cash and cash equivalents by $2.1 million to $17.6 million at September 30, 2010 from $19.6 million at June 30, 2010.

Deposits decreased by $2.9 million to $178.4 million at September 30, 2010 from $181.3 million at June 30, 2010. Advances from the FHLB decreased by $3.5 million to $85.5 million at September 30, 2010, from $89.0 million at June 30, 2010. One borrowing with a high interest rate of 6.54% matured, which resulted in a decrease in the interest expense.  Also advances from borrowers for taxes and insurance decreased $1.3 million to $783,000 at September 30, 2010 from $2.1 million at June 30, 2010. This was attributable to the real estate taxes paid on behalf of our borrowers.

Stockholders’ equity grew by $1.1 million to $52.3 million at September 30, 2010, from $51.2 million at June 30, 2010. The increase was primarily the result of the Company’s net income of $830,000 for the three months ended September 30, 2010 and a $216,000 increase in accumulated other comprehensive income relating to unrealized gains on the available-for-sale securities portfolio.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income for the three months ended September 30, 2010 was $830,000 ($0.23 per share) compared to a net income of $855,000 ($0.24 per share) for the same period ending September 30, 2009.

Interest Income. Total interest income declined $156,000 to $3.9 million for the three months ended September 30, 2010 as compared to $4.0 million for the same period ending September 30, 2009. The decrease was primarily due to a decrease in interest income from securities. Interest income from securities declined by $237,000 from $646,000 for the three months ended September 30, 2009 to $409,000 for the three month period ended September 30, 2010. The average balance of securities went up by $2.3 million, to $61.9 million for the three months ended September 30, 2010 from $59.6 million for the three months ended September 30, 2009. The average yield declined 167 basis points, decreasing the interest income on securities. Interest income from loans receivable for the three months September 30, 2010 and 2009 were $3.4 million and $3.3 million respectively, a very nominal increase of $89,000. Average loan balances increased from $221.4 million for the three months ended September 30, 2009 to $235.5 million for the three months ended September 30, 2010. Even though the average balance of loans receivable increased by $14.1 million, the average yield declined by 22 basis points, resulting in the interest income on loans receivable to be approximately the same for the two periods. The average balance of other interest earning assets decreased to $20.8 million at September 30, 2010 compared to $21.5 million at September 30, 2009. The average yield on interest earning assets also declined 20 basis points resulting in a decrease in interest income from other interest earning assets.

Interest Expense. Total interest expense decreased $339,000 to $1.5 million for the three months ended September 30, 2010 as compared to $1.8 million for the same period in 2009. The decrease resulted from a decrease in interest expense on deposits to $672,000 for the three months ended September 30, 2010 from $846,000 for the same period in 2009. The average balance of interest bearing deposits went up to $178.1 million at September 30, 2010 as compared to $165.0 million at September 30, 2009, however due to the low interest rate environment, there was a 54 basis point decrease in the average cost of the deposits resulting in a decline in interest expense. Interest expense on borrowings decreased by $165,000 to $810,000 for the three months ended September 30, 2010 from $975,000 for the same period ending September 30, 2009 due to a 68 basis point decrease in the average cost and also a decrease in the average balance of Federal Home Loan Bank advances (“FHLB”) to $86.7 million at September 30, 2010 from $88.2 million at September 30, 2009. One borrowing with a high interest rate of 6.54% matured, which also resulted in a decrease in the interest expense.

Net Interest Income. Our interest rate spread and net interest margin for the three months ended September 30, 2010, were 2.63% and 3.00%, respectively, compared to 2.45% and 2.92%, respectively, for the three months ended September 30, 2009. Though the average balance of the interest earning assets increased to $318.2 million at September 30, 2010 from $302.4 million at September 30, 2009 the average yield declined 46 basis points. Average interest-bearing liabilities were $264.7 million and $253.2 million for the three months ended September 30, 2010 and 2009, respectively. Average cost of interest bearing liabilities also declined 64 basis points, resulting in a small increase in our interest rate spread. There was an 8 basis points increase in our net interest margin for the three months ended September 30, 2010, resulting from an increase in net interest income of $183,000 for the three months ended September 30, 2010.

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

There was a provision for loan losses of $145,000 and $94,000 made during the three months ended September 30, 2010 and 2009, respectively. The allowance as a percentage of total loans was 1.15% at September 30, 2010 as compared to 1.14% at June 30, 2010. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Other Income. Other income decreased by $47,000 to $93,000 for the three months ended September 30, 2010 compared to $140,000 for the same period in 2009. This was primarily due to a $70,000 profit on the sale of a private label CMO investment for the three months ended September 30, 2009, which was partially offset by a nominal increase of $20,000 in other miscellaneous income. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. There was an increase of $134,000 in other expenses for the three months ended September 30, 2010 as compared to the same period ending September 30, 2009. There was an $83,000 increase in Salaries and employee benefits as a result of normal salary increases, combined with the increased cost of maintaining benefits. Other expenses increased by $52,000 which was mainly attributable to increase in advertising costs to create market awareness. FDIC deposit insurance premium, professional fees and occupancy and equipment expenses remained virtually the same for both periods ending September 30, 2010 and 2009.

Average Balance Sheets. The following table sets forth certain information for the three months ended September 30, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from daily average balances.

	Three months ended September 30,
		2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$235,488	$3,446	5.85%	$221,360	$3,357	6.07%
Securities	61,887	412	2.66%	59,614	646	4.33%
Other interest earning assets(3)	20,835	13	0.25%	21,461	24	0.45%
Total interest earning assets	318,210	3,871	4.87%	302,435	4,027	5.33%
Non-interest earning assets	4,687			4,199
Total Assets	322,897			306,634

Interest -bearing liabilities:
NOW accounts	15,910	9	0.23%	14,027	13	0.37%
Money Market Accounts	43,101	83	0.77%	40,440	115	1.14%
Savings and Club accounts	14,500	16	0.44%	13,570	30	0.88%
Certificates of deposit	104,547	564	2.16%	96,984	688	2.84%
Total Deposits	178,058	672	1.51%	165,021	846	2.05%
Federal Home Loan Bank Advances	86,685	810	3.74%	88,177	975	4.42%
Total interest-bearing liabilities	264,743	1,482	2.24%	253,198	1,821	2.88%
Non interest bearing deposits	2,017			1,491
Non interest bearing liabilities	4,573			4,554
Total Liabilities	271,333			259,243
Stockholders equity	51,564			47,391
Total Liabilities and Stockholders Equity	$322,897			$306,634
Net interest income		$2,389			$2,206
Interest rate spread (4)			2.63%			2.45%
Net interest margin (5)			3.00%			2.92%
Ratio of average interest -earning assets to	120.20%			119.45%
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

Provision for Income Taxes. Income tax expense was $406,000 and $430,000 for the three month ending September 30, 2010 and 2009. The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were 32.8% and 33.5%, respectively.

Non Performing Loans. The following table provides information regarding loans past due 90 days or more, all of which were accounted for on a non-accrual basis.

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Non-accruing Loans
Secured by Real Estate
Conventional	$1,837	$1,454
Construction	-	-
Other Loans
Multi-family	561
Commercial	-	-
Consumer	-	-
Home Equity Loans and Lines	1	-
Loans on Savings accounts	-	-
Total	2,399	1,454

Accruing Loans - Past 90 days
Secured by Real Estate
Conventional	-	-
Construction	-	-
Other Loans
Commercial	-	-
Consumer	-	-
Home Equity Lines	-	-
Loans on Savings accounts	-	-
Total	-	-

Total non-performing loans	$2,399	$1,454
Real estate owned	1	233
Other non-performing assets		-
Total non-performing assets	$2,400	$1,687

Total non-performing loans/Loans	0.99%	0.62%
Total non-performing loans/Assets	0.75	0.45
Total non-performing Assets/Assets	0.75	0.52

Repossessed assets were $1,000 and $233,000 as of September 30, 2010 and June 30, 2010, respectively. The allowance includes a significant provision on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of September 30, 2010; however payments are being received not from the borrower but from the borrower’s business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan.  The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup. The bank has established a specific reserve of $585,000 against the balances of six impaired loans to a troubled borrower. The loans have balances totaling $1,243,000, they are secured by first liens against ten residential properties, eight properties are located in Trenton NJ, and two are located in Freehold, NJ.  The borrowing entities have filed bankruptcy and we are concerned that resolution of the situation will be prolonged. We did not have any troubled debt restructuring (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

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

At September 30, 2010, the total approved loan origination commitments outstanding amounted to $9.2 million. At that date, construction loans in process were $2.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $54.8 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company.  At September 30, 2010, we had an unused borrowing capacity of $53.3 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2010, the Bank exceeded all applicable regulatory capital requirements and was well capitalized.  As of September 30, 2010, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$48,951	24.65%
Core Capital (to risk-weighted assets)	$47,043	23.69%
Core Capital (adjusted total assets)	$47,043	14.76%
Tangible Capital (to adjusted total assets)	$47,043	14.76%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers.  At September 30, 2010, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $9.2 million and unfunded commitments under lines of credit totaling $13.9 million.

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

ITEM 4– CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective as of September 30, 2010.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f)  and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2010 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 –RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Specimen Stock Certificate of William Penn Bancorp, Inc. *
4.1	Bylaws of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan **
10.2	Deferred Compensation Plan for Directors **
10.3	Restated Deferred Compensation Plan **
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

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

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Terry Sager
Terry Sager, President
(Duly authorized officer and principal
executive officer)

/s/ Charles Corcoran
Date: November 15, 2010	Charles Corcoran, Executive Vice President (Principal financial officer)