Form 10-Q
period 2010-12-31
WILLIAM PENN BANCORP INC
filed 2011-02-22
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 22, 2011 there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

                  PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
William Penn Bancorp, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS
Cash and due from banks	$614	$725
Interest bearing deposits with other banks	18,873	18,903
Total cash and cash equivalents	19,487	19,628
Interest bearing time deposits	1,082	779
Securities available for sale	16,061	16,447
Securities held to maturity, fair value of $31,563 and $48,689	31,131	48,014
Loans receivable, net of allowance for loan losses of
$2,850 and $2,645, respectively	239,956	230,367
Premises and equipment, net	2,955	2,208
Federal Home Loan Bank stock, at cost	4,725	4,974
Deferred income taxes	1,774	1,696
Real estate owned	449	233
Accrued interest receivable and other assets	2,092	2,023
TOTAL ASSETS	$319,712	$326,369

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,966	$2,341
Interest bearing	174,963	178,940
Total deposits	176,929	181,281
Advances from Federal Home Loan Bank	85,500	89,000
Advances from borrowers for taxes and insurance	1,436	2,107
Accrued interest payable and other liabilities	2,877	2,774
TOTAL LIABILITIES	266,742	275,162

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;
no shares issued	-	-
Common Stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,827	9,811
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(612)	(655)
Retained earnings	42,503	40,891
Accumulated other comprehensive income	888	796
TOTAL STOCKHOLDERS' EQUITY	52,970	51,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$319,712	$326,369
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,416	$3,507	$6,862	$6,864
Taxable securities	347	591	756	1,237
Exempt from federal income tax	2	2	5	5
Other	11	20	24	41
Total Interest Income	3,776	4,120	7,647	8,147
INTEREST EXPENSE

Deposits	624	807	1,296	1,653
Borrowings	803	963	1,613	1,938
Total Interest Expense	1,427	1,770	2,909	3,591

Net Interest Income	2,349	2,350	4,738	4,556

Provision For Loan Losses	164	92	309	186
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	2,185	2,258	4,429	4,370
OTHER INCOME

Service fees	48	37	80	66
Realized gain on securities	89	7	89	77
Gain on sale of loans, net	25	11	52	18
Other	35	43	69	77
Total Other Income	197	98	290	238
OTHER EXPENSES

Salaries and employee benefits	735	616	1,388	1,186
Occupancy and equipment	205	161	375	322
Professional fees	34	26	71	69
FDIC premium	61	52	114	103
Other	181	251	369	393
Total Other Expenses	1,216	1,106	2,317	2,073

Income Before Income Taxes	1,166	1,250	2,402	2,535

Income Tax Expenses	384	412	790	842
NET INCOME	$782	$838	$1,612	$1,693

Basic and diluted earnings per share (Note 5)	$0.22	$0.23	$0.45	$0.47
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)	Six months ended December 31,
	2010	2009
Cash Flows from Operating Activities	(Unaudited)
Net income	$1,612	$1,693
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	309	186
Provision for depreciation	101	89
Net amortization of securities premiums and discounts	97	209
Compensation expense on ESOP	59	67
Deferred income taxes	(78)	128
Origination of loans for sale	(3,065)	(1,160)
Proceeds from sale of loans	3,117	1,171
Gain on sale of loans	(52)	(11)
Prepaid FDIC expenses	114	(734)
Realized gain on securities	(89)	(77)
Increase in accrued interest receivable and other assets	(230)	(322)
Increase (decrease) in accrued interest payable and other liabilities	103	(404)
Net Cash Provided by Operating Activities	1,998	835
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,310)	(5,418)
Maturities, calls and principal paydowns	2,244	2,168
Proceeds from sale of securities	665	638
Securities held to maturity:
Purchases	(18,817)	(11,278)
Maturities, calls and principal paydowns	35,618	14,842
Net increase in loans receivable	(10,346)	(11,272)
Interest bearing time deposits:
Purchases	(500)	-
Maturities & principal paydowns	197	1,006
Federal Home Loan Bank Stock:
Purchases	-	-
Redemption	249	-
Proceeds from sale of REO	232	-
Purchases of premises and equipment	(848)	(200)
Net Cash Provided by (Used for) Investing Activities	6,384	(9,514)
Cash Flows from Financing Activities
Net decrease in deposits	(4,352)	6,814
Proceeds from advances from Federal Home Loan Bank	-	5,000
Repayment of advances from Federal Home Loan Bank	(3,500)	(2,000)
Decrease in advances from borrowers for taxes and insurance	(671)	(707)
Net Cash Provided by (Used for) Financing Activities	(8,523)	9,107
Net (Increase) decrease in Cash and Cash Equivalents	(141)	428
Cash and Cash Equivalents-Beginning	19,628	15,855
Cash and Cash Equivalents-Ending	$19,487	$16,283
Supplementary Cash Flows Information
Interest paid	$2,975	$3,601
Income taxes paid	$1,025	$875
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

Note 3 – Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Note 4 - Comprehensive Income

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended December 31, 2010 and 2009 was $658,000 and $744,000, respectively and for six months ended December 31, 2010 and 2009 was $1,704,000 and $1,824,000, respectively.

Comprehensive income
	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Unrealized holding gain/(loss) on
available for sale securities	$(99)	$(135)	$228	$276
Reclassification adjustment for
gains included in net income	(89)	(7)	(89)	(77)
Net Unrealized Gains	(188)	(142)	139	199
Income tax effect	(64)	(48)	47	68
Net of Tax Amount	$(124)	$(94)	$92	$131

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income for the three months and six months ended December 31, 2010 and 2009, respectively as presented on the Consolidated Statements of Income (unaudited), is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

Earnings Per Share
	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding	3,641,018	3,641,018	3,641,018	3,641,018

Average unearned ESOP shares	(61,921)	(70,660)	(63,018)	(71,756)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,579,097	3,570,358	3,578,000	3,569,262

Net Income	$782,000	$838,000	$1,612,000	$1,693,000

Basic and diluted earnings per share	$0.22	$0.23	$0.45	$0.47

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$15	$-	$-	$15
Private label collateralized mortgage obligations	14,701	1,383	(38)	16,046
Total available for sale	$14,716	$1,383	$(38)	$16,061

Held to Maturity:
U.S. Government corporations
and agencies securities	$22,620	$238	$(50)	$22,808
Mortgage-backed securities	4,536	166	-	4,702
U.S. agency collateralized mortgage obligations	3,476	72	-	3,548
Municipal bonds	299	5	-	304
Corporate bonds	200	1	-	201
Total held to maturity	$31,131	$482	$(50)	$31,563

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$13	$-	$-	$13
Private label collateralized mortgage obligations	15,228	1,263	(57)	16,434
Total available for sale	$15,241	$1,263	$(57)	$16,447

Held to Maturity:
U.S. Government corporations
and agencies securities	$37,971	$387	$(3)	$38,355
Mortgage-backed securities	4,977	210	-	5,187
U.S. agency collateralized mortgage obligations	4,767	75	-	4,842
Municipal bonds	299	6	-	305
Total held to maturity	$48,014	$678	$(3)	$48,689

The Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $665,000 and $89,000, in 2010. For the six months ended December 31, 2009, the Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $638,000 and $70,000, respectively. The Company also recognized proceeds from called investments classified as held to maturity and related gross gains of $112,000 and $7,000 respectively.

Note 6 – Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$2,364	$(38)	$-	$-	$2,364	$(38)
	2,364	(38)	-	-	2,364	(38)

Held to Maturity:
U.S. Government
corporations and agencies securities	13,005	(50)	-	-	13,005	(50)
	13,005	(50)	-	-	13,005	(50)
Total Temporarily
Impaired securities	$15,369	$(88)	$-	$-	$15,369	$(88)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$1,517	$(37)	$552	$(20)	$2,069	$(57)
	1,517	(37)	552	(20)	2,069	(57)

Held to Maturity:
U.S. Government
corporations and agencies securities	3,997	(3)	-	-	3,997	(3)
	3,997	(3)	-	-	3,997	(3)
Total Temporarily
Impaired securities	$5,514	$(40)	$552	$(20)	$6,066	$(60)

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

There are 11 securities that are impaired at December 31, 2010, including 5 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time, management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor would the Company be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (dollars in thousands):

Loan Portfolio Composition

	December 31,		June 30,
	2010		2010
	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$148,111	59.74%	$145,231	61.25%
Home equity and second mortgages	30,722	12.39	24,511	10.34
Construction -residential	6,703	2.70	5,426	2.29
Commercial real estate:
Multi-family (five or more)	12,135	4.89	10,068	4.25
Commercial non-residential	42,586	17.18	44,209	18.65
Land	4,466	1.80	4,600	1.94
Construction -commercial	290	0.12	154	0.06
Commericial	2,258	0.91	2,233	0.94
Consumer Loans	669	0.27	668	0.28
Total Loans	247,940	100.00%	237,100	100.00%

Loans in process	(4,267)		(3,357)
Unearned loan origination fees	(867)		(731)
Allowance for loan losses	(2,850)		(2,645)
Net Loans	$239,956		$230,367

At December 31, 2010 and June 30, 2010, we had approximately $71.9 million and $69.4 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 29.0% and 29.3% of total loans. This $71.9 million of one- to four-family investor loans includes $67.9 million of first mortgages; $730,000 of second mortgages; and $3.3 million of construction loans. At June 30, 2010, this $69.4 million of one- to four-family investor loans includes, $65.4 million of first mortgages; $725,000 of second mortgages; and $3.3 million of construction loans.

Allowance for Loan Losses
Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis.  Residential loans 60 days past due, which are still accruing interest are sometimes classified as substandard as per the Company’s asset classification policy.  The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the residential construction portfolio; (ii) the commercial construction portfolio; (iii) the residential portfolio (iv) the commercial real estate portfolio; (vi) the multi-family loan portfolio (vii) the land loans portfolio (viii) the consumer loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals
•	Trends in volume and terms
•	Changes in lending policies and procedures
•	Economic trends
•	Concentrations of credit
•	Experience depth and ability of management

The company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Loan Charge-off Policies

Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when the loan is 180 days past due for open-end loans or 90 days past due for closed-end loans unless the loan is well secured and in the process of collection. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a troubled debt restructuring (TDR). These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $2.9 million adequate to cover loan losses inherent in the loan portfolio, at December 31, 2010. The following table presents by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the year ended December 31, 2010:

December 31, 2010

	Residential	Commercial
(Dollar amounts in thousands)	Real Estate	Real Estate	Commercial	Consumer	Total

Allowance for credit losses:

Beginning balance	$1,787	$801	$47	$10	$2,645
Charge-offs	-	104	-	-	104
Recoveries	-	-	-	-	-
Provision	220	87	-	2	309
Ending Balance	$2,007	$784	$47	$12	$2,850

Ending balance: individually
evaluated for impairment	$620	$300	$-	$-	$920

Ending balance: collectively
evaluated for impairment	$1,387	$484	$47	$12	$1,930

Loan receivable:

Ending Balance	$185,752	$59,261	$2,258	$669	$247,940

Ending balance: individually
evaluated for impairment	$1,249	$3,001	$-	$-	$4,250

Ending balance: collectively
evaluated for impairment	$184,503	$56,260	$2,258	$669	$243,690

Credit Quality Information

The following table represents credit exposures by internally assigned grades for the six months ended December 31, 2010, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

December 31, 2010

	Commercial Real Estate
(Dollar amounts in thousands)	Multi-family	Non-residential	Land	Construction	Commercial	Total

Pass	$11,561	$39,105	$1,465	$290	$2,258	$54,679
Special Mention	-	3,000	3,001	-	-	6,001
Substandard	574	265	-	-	-	839
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$12,135	$42,370	$4,466	$290	$2,258	$61,519

	Residential Real Estate
		Home equity &
	1-4 family	Second Mtgs	Construction	Consumer	Total

Performing	$145,863	$30,938	$6,703	$669	$184,173
Non-performing	2,248	-	-	-	2,248
	$148,111	$30,938	$6,703	$669	$186,421

Age Analysis of Past Due Financing Receivables by Class

Following is a table which includes an aging analysis of the recorded investment of past due loans as of December 31, 2010.

Age Analysis of Past Due Loans
As of December 31, 2010

(Dollar amounts in thousands)
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Loans on	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Non-Accrual	Accruing

Residential real estate:
1-4 Family	$1,070	$970	$2,133	$4,173	$143,938	$148,111	$2,133	$-
Home equity	-	-	-	-	30,938	30,938	-	-
Construction - residential	-	-	-	-	6,703	6,703	-	-
Commercial real estate:
Multi Family Residential	928	-	574	1,502	10,633	12,135	574	-
Commercial non-residential	-	-	265	265	42,105	42,370	265	-
Land	-	-	-	-	4,466	4,466	-	-
Commercial Construction	-	-	-	-	290	290	-	-
Commercial	-	-	-	-	2,258	2,258	-	-
Consumer	-	-	-	-	669	669	-	-

Total	$1,998	$970	$2,972	$5,940	$242,000	$247,940	$2,972	$-

Impaired Loans

Management considers commercial loans and commercial real estate loans which are 90 days or more past due to be impaired. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable.

December 31, 2010

(Dollar amounts in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

2010

With no related allowance recorded:
1-4 Family	$-	$-	$-	$-
Residential construction	-	-	-	-
Multi-family	-	-	-	-
Commercial non-residential	-	-	-	-
Land	-	-	-	-

With an allowance recorded:
1-4 Family	$1,249	$1,249	$620	$1,217
Residential construction	-	-	-	-
Multi-family	-	-	-	-
Commercial non-residential	-	-	-	-
Land	3,001	3,001	300	3,001

Total:
1-4 Family	$1,249	$1,249	$620	$1,217
Residential construction	-	-	-	-
Multi-family	-	-	-	-
Commercial non-residential	-	-	-	-
Land	3,001	3,001	300	3,001

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has presented the necessary disclosures in the Note (7) herein.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

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

Note 9: Fair Value Measurements (continued)

	December 31, 2010
	Level I	Level II	Level III	Total
	(in thousands)
Assets:
Investments available-for-sale
Mutual funds	$15	$-	$-	$15
Private labled collateralized
mortgage obligations	-	16,046	-	16,046
	$15	$16,046	$-	$16,061

	June 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Investments available-for-sale
Mutual funds	$13	$-	$-	$13
Private labled collateralized
mortgage obligations	-	16,434	-	16,434
	$13	$16,434	$-	$16,447

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 2 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. At December 31, 2010, impaired loans with a carrying value of $7,514,000 were reduced by specific valuation allowance totaling $997,000 resulting in a net fair value of $6,517,000. At June 30, 2010, impaired loans with a carrying value of $7,801,000 were reduced by specific valuation allowance totaling $983,000 resulting in a net fair value of $6,818,000, based on Level 2 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$6,517	$-	$6,517
Other real estate owned	-	449	-	449
	$-	$6,966	$-	$6,966

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$6,818	$-	$6,818
Other real estate owned	-	233	-	233
	$-	$7,051	$-	$7,051

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

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and amounts due from
banks	$19,487	$19,487	$19,628	$19,628
Interest-bearing time deposits	1,082	1,082	779	779
Securities available for sale	16,061	16,061	16,447	16,447
Securities held to maturity	31,131	31,563	48,014	48,689
Loans receivable, net	239,956	253,497	230,367	244,808
Federal Home Loan Bank stock	4,725	4,725	4,974	4,974
Accrued Interest receivable:
Loans receivable	1,154	1,154	1,075	1,075
Investment securities	95	95	184	184
Mortgage-backed securities	74	74	82	82

Financial liabilities:
Non-interest bearing demand
deposits	1,966	1,966	2,341	2,341
NOW accounts	14,981	14,981	15,584	15,584
Money market accounts	42,036	42,036	43,896	43,896
Savings and club accounts	15,003	15,003	14,437	14,437
Certificates of deposit	102,943	106,473	105,023	108,082
Advances from Federal Home
Loan Bank	85,500	92,166	89,000	96,401
Accrued interest payable	256	256	321	321

Off-balance sheet financial
instruments	-	-	-	-

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

Anticipated Increase in Operating Expenses

Noninterest expense in the future will be impacted by our plan to expand our branch network. Construction is in progress on a new branch in Levittown which will be completed in the Spring of 2011. We also anticipate additional branch expansion over the next five years. This will lead to higher compensation and benefits expenses going forward as the result of our plans to hire additional personnel and expand the size of our lending department.

As part of their regular examinations of the Bank, federal regulators review the adequacy of the allowance and may require us to make additions to the allowance based on their judgments.

The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 by the Dodd-Frank Act. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company and the Bank did not opt out of the Debt Guarantee Program but did not issue any debt thereunder.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2013.

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

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  In setting the assessments necessary to meet the minimum reserve ratio, the FDIC must offset the effect on depository institutions with total consolidated assets of less than $10.0 billion.  The FDIC has adopted a new restoration plan reflecting the new statutory requirements.  Under the revised restoration plan, the DIF reserve ratio will reach 1.35% by September 30, 2020.  Because of lower projected losses, the FDIC has determined that the reserve ratio will reach 1.15%  by the fourth quarter of 2018 without a 3 basis point increase in assessment rates and the FDIC has determined to forgo such increase.  The FDIC has indicated that it will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35% by September 30, 2020 and offset the effect on insured depository institutions with total consolidated assets of less than $10.0 billion as required by the Dodd-Frank Act.

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

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Our total assets decreased by $6.7 million to $319.7 million at December 31, 2010 from $326.4 million at June 30, 2010, primarily due to a $16.9 million decrease in securities held-to-maturity. The decrease in held-to-maturity securities was mainly due to maturities, calls and paydown of US Government and agencies. This decrease was partially offset by a $9.6 million increase in net loans receivable to $240.0 million at December 31, 2010 from $230.4 million at June 30, 2010. The growth in the loan portfolio was mainly due to an increase in home equity lines of credit by $6.0 million to $24.7 million at December 31, 2010 as compared to $18.7 million at June 30, 2010. There was also an increase of $2.9 million in one-to-four family residential loans to $148.1 million at December 31, 2010 from $145.2 million at June 30, 2010. Multi-family residential loans also grew by $2.0 million to $12.1 million at December 31, 2010 from $10.1 million at June 30, 2010. Non-residential loans decreased by $1.6 million to $42.6 million at December 31, 2010 from $44.2 million at June 30, 2010. Available for sale securities at December 31, 2010 decreased to $16.1 million compared to $16.4 million at June 30, 2010 which offset the increase in interest-bearing time deposits to $1.1 million at December 31, 2010 from $800,000 at June 30, 2010.  Premises and equipment increased to $3.0 million at December 31, 2010 from $2.2 million at June 30, 2010, due to construction-in-progress on our new Levittown branch. This increase was partially offset a slight decrease in cash and cash equivalents and Federal Home Loan Bank stock. Real Estate Owned increased to $449,000 at December 31, 2010 from $233,000 at June 30, 2010.

Deposits decreased by $4.4 million to $176.9 million at December 31, 2010 from $181.3 million at June 30, 2010. Advances from the FHLB decreased by $3.5 million to $85.5 million at December 31, 2010, from $89.0 million at June 30, 2010. One borrowing with a high interest rate of 6.54% matured, resulting in a decrease in the average cost of borrowings.  Also advances from borrowers for taxes and insurance decreased to $1.4 million at December 31, 2010 from $2.1 million at June 30, 2010. This was attributable to the real estate taxes paid on behalf of our borrowers.

Stockholders’ equity grew by $1.8 million to $53.0 million at December 31, 2010, from $51.2 million at June 30, 2010. The increase was primarily the result of the Company’s net income of $1.6 million for the six months ended December 31, 2010 and a $92,000 increase in accumulated other comprehensive income relating to unrealized gains on the available-for-sale securities portfolio.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2010 and 2009

General. Net income for the three months ended December 31, 2010 was $782,000 ($0.22 per share) compared to a net income of $838,000 ($0.23 per share) for the same period ending December 31, 2009. Net income for the six months ended December 31, 2010 was $1.6 million ($0.45 per share) compared to a net income of $1.7 million ($0.47 per share) for the same period ending December 31, 2009. The decrease in net income for both periods reflects increase in the provision for loan losses and other expenses.

Interest Income. Total interest income declined $344,000 for the three months ended December 31, 2010 to $3.8 million compared to $4.1 million for the same period ending December 31, 2009. The decrease was primarily due to a decrease in interest income from securities. Interest income from securities declined by $244,000 from $591,000 for the three months ended December 31, 2009 to $347,000 for the three month period ended December 31, 2010. The average balance of securities went down by $7.7 million, to $51.8 million for the three months ended December 31, 2010 from $59.5 million for the three months ended December 31, 2009. The average yield declined 129 basis points, decreasing the interest income on securities. Interest income from loans receivable for the three months ended December 31, 2010 and 2009 was $3.4 million and $3.5 million respectively, a very nominal decrease of $91,000. Average loan balances increased from $230.5 million for the three months ended December 31, 2009 to $241.1 million for the three months ended December 31, 2010. Even though the average balance of loans receivable increased by $10.6 million, the average yield declined by 42 basis points, resulting in the interest income on loans receivable to be approximately the same for the two periods. The average balance of other interest earning assets increased to $22.7 million for the three months ended December 31, 2010 compared to $17.4 million for the three months ended December 31, 2009. The average yield on interest earning assets, however declined 27 basis points resulting in a decrease in interest income from other interest earning assets.

Total interest income declined $500,000 for the six months ended December 31, 2010 to $7.6 million compared to $8.1 million for the same period ending December 31, 2009. The decrease was primarily due to a decrease in interest income from securities. Interest income from securities declined by $481,000 from $1.2 million for the six months ended December 31, 2009 to $756,000 for the six month period ended December 31, 2010. The average balance of securities went down by $3.6 million, to $56.4 million for the six months ended December 31, 2010 from $60.0 million for the same period ended December 31, 2009. The average yield declined 144 basis points, decreasing the interest income on securities. Interest income from loans receivable for the six months ended December 31, 2010 and 2009 remained virtually the same. Even though the average balance of loans receivable increased by $11.2 million, the average yield declined by 29 basis points, resulting in approximately the same interest income for the two periods. The average balance of other interest earning assets increased to $22.8 million for the six months ended December 31, 2010 compared to $18.8 million for the same period ended December 31, 2009. The average yield on interest earning assets declined 23 basis points resulting in a decrease in interest income from other interest earning assets despite the increase in average balance.

Interest Expense. Total interest expense decreased $343,000 to $1.4 million for the three months ended December 31, 2010 as compared to $1.8 million for the same period in 2009. The decrease resulted from a decrease in interest expense on deposits to $624,000 for the three months ended December 31,

2010 from $807,000 for the same period in 2009. The average balance of interest bearing deposits went up to $176.2 million for the three months ended December 31, 2010 as compared to $168.3 million for the same period ended December 31, 2009, however due to the low interest rate environment; there was a 50 basis point decrease in the average cost of the deposits resulting in a decline in interest expense. Even though the average balance of certificate of deposits went up by $3.1 million to $104.0 million at December 31, 2010 from $101.0 at December 31, 2009, the average cost declined 53 basis points. Interest expense on borrowings decreased by $160,000 to $803,000 for the three months ended December 31, 2010 from $963,000 for the same period ending December 31, 2009 due to a 52 basis point decrease in the average cost and also a decrease in the average balance of Federal Home Loan Bank advances (“FHLB”) to $85.5 million for the three months ended December 31, 2010 from $89.9 million for the same period ended December 31, 2009.

Total interest expense decreased $682,000 to $2.9 million for the six months ended December 31, 2010 as compared to $3.6 million for the same period in 2009. The decrease resulted from a decrease in interest expense on deposits to $1.3 million for the six months ended December 31, 2010 from $1.7 million for the same period in 2009. The average balance of interest bearing deposits went up to $177.2 million for the six months ended December 31, 2010 as compared to $166.8 million for the same period ended December 31, 2009. However due to the low interest rate environment; there was a 52 basis point decrease in the average cost of the deposits resulting in a decline in interest expense. The decline in interest expense of deposits was mainly due to certificate of deposits and money market category. Certificate of deposits increased to $104.2 million at December 31, 2010 from $99.0 million at December 31, 2009, though the average balance increased, the average cost declined 63 basis points. Money Market deposits grew up by $2.1 million to $42.6 million at December 31, 2010 from $40.4 million at December 31, 2009, however the average cost declined 36 basis points. Interest expense on borrowings decreased by $325,000 to $1.6 million for the six months ended December 31, 2010 from $1.9 million for the same period ending December 31, 2009 due to a 60 basis point decrease in the average cost and also a decrease in the average balance of Federal Home Loan Bank advances (“FHLB”) to $86.2 million for the six months ended December 31, 2010 from $89.3 million for the same period ended December 31, 2009. One borrowing with a high interest rate of 6.54% matured, resulting in the decreased average cost of borrowings.

Net Interest Income. Our interest rate spread and net interest margin for the three months ended December 31, 2010, were 2.61% and 2.98%, respectively, compared to 2.62% and 3.06%, respectively, for the three months ended December 31, 2009. Though the average balance of the interest earning assets increased to $315.6 million for the three months ended December 31, 2010 from $307.4 million for the same period ended December 31, 2009 the average yield declined 57 basis points. Average interest-bearing liabilities were $261.7 million and $258.2 million for the three months ended December 31, 2010 and 2009, respectively. Average cost of interest bearing liabilities declined 56 basis points, resulting in virtually the same interest rate spread for both periods. There was also an 8 basis point decrease in our net interest margin for the three months ended December 31, 2010, resulting in the same net interest income for both periods.

Our interest rate spread and net interest margin for the six months ended December 31, 2010, were 2.61% and 2.99%, respectively, compared to 2.53% and 2.98%, respectively, for the six months ended December 31, 2009. Though the average balance of the interest earning assets increased to $317.2 million for the six months ended December 31, 2010 from $305.5 million for the same period in December 31, 2009 the average yield declined 51 basis points. Average interest-bearing liabilities were $263.4 million and $256.2 million for the six months ended December 31, 2010 and 2009, respectively. Average cost of interest bearing liabilities decreased 59 basis points, resulting in an increase in interest rate spread. Net interest margin for the six months ended December 31, 2010 remained virtually the same as compared to the same period in 2009.

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

There were provisions for loan losses of $164,000 and $92,000 made during the three months ended December 31, 2010 and 2009, respectively. There were provisions for loan losses of $309,000 and $186,000 made during the six months ended December 31, 2010 and 2009, respectively. The allowance as a percentage of total loans was 1.17% at December 31, 2010 as compared to 1.14% at June 30, 2010. Management believes that the allowance for loan and lease losses is sufficient given the status of the loan portfolio at this time.

Other Income. Other income increased by $99,000 to $197,000 for the three months ended December 31, 2010 compared to $98,000 for the same period in 2009. This was primarily due to an $89,000 profit on the sale of a private label CMO investment during the three months ended December 31, 2010. Gain on sale of loans increased to $25,000 for the three months ended December 31, 2010 from $11,000 for the same period ending December 31, 2009. There was a very nominal increase in service fees of $11,000 which was offset by a decrease in other miscellaneous income.

Other income increased to $290,000 for the six months ended December 31, 2010 from $238,000 for the same period ending December 31, 2009. Gain on sale of loans increased to $52,000 for the six months ended December 31, 2010 from $18,000 for the same period ending December 31, 2009. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We hold the bulk of our securities portfolio as held to maturity so gains or losses on the sales of securities are not expected to be a large item in non interest income. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. There was an increase of $110,000 in other expenses for the three months ended December 31, 2010 as compared to the same period ending December 31, 2009. There was an $119,000 increase in salaries and employee benefits as a result of normal salary increases, combined with the increased cost of maintaining benefits. Occupancy and equipment expense increased by $44,000 to $205,000 for three months ended December 31, 2010 from $161,000 for the three months ended December 31, 2009, due to some minor renovations to all our branches which were expensed. These increases were partially offset by a $70,000 decrease in other miscellaneous expenses.

There was an increase of $244,000 in other expenses for the six months ended December 31, 2010 as compared to the same period in 2009.  Salaries and employee benefits increased $202,000 for the six month period ending December 31, 2010. There was an increase in occupancy and equipment expense of $53,000 for the six months ended December 31, 2010. These increases were partially offset by a $24,000 decrease in other miscellaneous expenses.

Provision for Income Taxes. Income tax expense was $384,000 and $412,000 for the three months ending December 31, 2010 and 2009. The Company’s effective tax rates for the three months ended December 31, 2010 and 2009 were 32.9% and 33.0%, respectively.

Income tax expense was $790,000 and $842,000 for the six months ended December 31, 2010 and 2009, respectively. The Company’s effective tax rates for the six months ended December 31, 2010 and 2009 were 32.9% and 33.2%, respectively.

  Average Balance Sheets. The following table sets forth certain information for the three and six months ended December 31, 2010 and 2009. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from daily average balances.

	Three months ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest -earning assets:
Net loans receivable (1) (2)	$241,121	$3,416	5.67%	$230,488	$3,507	6.09%
Securities	51,778	349	2.70%	59,502	593	3.99%
Other interest earning assets(3)	22,652	11	0.19%	17,449	20	0.46%
Total interest earning assets	315,551	3,776	4.79%	307,439	4,120	5.36%
Non-interest earning assets	4,858			4,563
Total Assets	320,409			312,002

Interest -bearing liabilities:
NOW accounts	15,863	8	0.20%	13,515	13	0.38%
Money Market Accounts	41,908	66	0.63%	40,305	111	1.10%
Savings and Club accounts	14,492	14	0.39%	13,601	30	0.88%
Certificates of deposit	103,975	536	2.06%	100,897	653	2.59%
Total Deposits	176,238	624	1.42%	168,318	807	1.92%
Federal Home Loan Bank Advances	85,500	803	3.76%	89,903	963	4.28%
Total interest-bearing liabilities	261,738	1,427	2.18%	258,221	1,770	2.74%
Non interest bearing deposits	2,219			1,605
Non interest bearing liabilities	3,798			3,835
Total Liabilities	267,755			263,661
Stockholders equity	52,654			48,341
Total Liabilities and Stockholders Equity	$320,409			$312,002
Net interest income		$2,349			$2,350
interest rate spread (4)			2.61%			2.62%
Net interest margin (5)			2.98%			3.06%
Ratio of average interest -earning assets to	120.56%			119.06%
average interest-bearing liabilities

	Six months ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest -earning assets:
Net loans receivable (1) (2)	237,939	$6,862	5.77%	$226,701	$6,864	6.06%
Securities	56,430	761	2.70%	60,008	1,242	4.14%
Other interest earning assets(3)	22,789	24	0.21%	18,820	41	0.44%
Total interest earning assets	317,158	7,647	4.82%	305,529	8,147	5.33%
Non-interest earning assets	4,787			4,403
Total Assets	321,945			309,932

Interest -bearing liabilities:
NOW accounts	15,869	17	0.21%	13,838	26	0.38%
Money Market Accounts	42,576	149	0.70%	40,444	214	1.06%
Savings and Club accounts	14,508	31	0.43%	13,582	60	0.88%
Certificates of deposit	104,271	1,099	2.11%	99,013	1,353	2.73%
Total Deposits	177,224	1,296	1.46%	166,877	1,653	1.98%
Federal Home Loan Bank Advances	86,177	1,613	3.74%	89,332	1,938	4.34%
Total interest-bearing liabilities	263,401	2,909	2.21%	256,209	3,591	2.80%
Non interest bearing deposits	2,142			1,555
Non interest bearing liabilities	4,288			4,273
Total Liabilities	269,831			262,037
Stockholders equity	52,114			47,895
Total Liabilities and Stockholders Equity	321,945			$309,932
Net interest income		$4,738			$4,556
interest rate spread (4)			2.61%			2.53%
Net interest margin (5)			2.99%			2.98%
Ratio of average interest -earning assets to	120.41%			119.25%

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

	December 31, 2010	June 30, 2010
	(dollars in thousands)
Non-Accruing Loans
Secured by Real Estate
Conventional	$1,979	$1,454
Colnstruction	-	-
Other Loans
Multi-family	574	-
Commercial	265	-
Consumer	-	-
Home Equity Loans and Lines	154	-
Loans on Savings accounts
Total	2,972	1,454

Accruing Loans - Past 90 days
Secured by Real Estate
Conventional	-	-
Construction	-	-
Other Loans
Commercial	-
Consumer		-
Home Equity Lines	-	-
Loans on Savings accounts	-	-
Total	-

Total non-performing loans	$2,972	$1,454
Real estate owned	449	233
Other non-performing assets
Total non-performing assets	$3,421	$1,687

Total non-performing loans/Loans	1.22%	0.62%
Total non-perfomring loans/Asssets	0.93	0.45
Total non-perfomring Assets/Assets	1.07	0.52

Repossessed assets were $449,000 and $233,000 as of December 31, 2010 and June 30, 2010, respectively. The allowance includes a provision of $300,000 on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of December 31, 2010; however payments are being received not from the borrower but from the borrower’s business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan.  The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup. The bank has also established a specific reserve of $620,000 against the balances of six impaired loans to a troubled borrower. The loans have balances totaling $1,249,000, and they are secured by first liens against ten residential properties, eight properties are located in Trenton NJ, and two are located in Freehold, NJ.  The borrowing entities have filed bankruptcy and we are concerned that resolution of the situation will be prolonged. We did not have any troubled debt restructuring (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

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

At December 31, 2010, the total approved loan origination commitments outstanding amounted to $7.5 million. At that date, construction loans in process were $4.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $52.3 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company.  At December 31, 2010, we had an unused borrowing capacity of $58.5 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2010, the Bank exceeded all applicable regulatory capital requirements and was well capitalized.  As of December 31, 2010, our regulatory capital amounts and ratios were as follows:

	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$50,659	25.45%
Core Capital (to risk-weighted assets)	$47,837	24.03%
Core Capital (adjusted total assets)	$47,837	15.02%
Tangible Capital (to adjusted total assets)	$47,837	15.02%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers.  At December 31, 2010, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $7.5 million and unfunded commitments under lines of credit totaling $14.1 million.

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

ITEM 4– CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective as of December 31, 2010.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f)  and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2010 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Terry Sager
Terry Sager, President
(Duly authorized officer and principal
executive officer)

/s/ Charles Corcoran
Date: February 22, 2011	Charles Corcoran, Executive Vice President (Principal financial officer)