Form 10-Q
period 2011-03-31
WILLIAM PENN BANCORP INC
filed 2011-05-18
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 16, 2011 there were 3,641,018 shares of the issuer’s common stock outstanding.

WILLIAM PENN BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q

                  PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
William Penn Bancorp, Inc.

Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$672	$725
Interest bearing deposits with other banks	14,226	18,903
Total cash and cash equivalents	14,898	19,628
Interest bearing time deposits	982	779
Securities available for sale	13,393	16,447
Securities held to maturity, fair value of $40,838 and $48,689	40,456	48,014
Loans receivable, net of allowance for loan losses of
$3,301 and $2,645, respectively	238,816	230,367
Premises and equipment, net	3,391	2,208
Federal Home Loan Bank stock, at cost	4,639	4,974
Deferred income taxes	1,966	1,696
Real estate owned	449	233
Accrued interest receivable and other assets	2,186	2,023
TOTAL ASSETS	$321,176	$326,369

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$1,929	$2,341
Interest bearing	174,848	178,940
Total deposits	176,777	181,281
Advances from Federal Home Loan Bank	85,500	89,000
Advances from borrowers for taxes and insurance	2,092	2,107
Accrued interest payable and other liabilities	3,048	2,774
TOTAL LIABILITIES	267,417	275,162

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value,1,000,000 shares authorized;
no shares issued	-	-
Common Stock,$.10 par value, 49,000,000 shares authorized;
3,641,018 shares issued and outstanding	364	364
Additional paid-in capital	9,835	9,811
Unallocated common stock held by the
Employee Stock Ownership Plan ("ESOP")	(590)	(655)
Retained earnings	43,310	40,891
Accumulated other comprehensive income	840	796
TOTAL STOCKHOLDERS' EQUITY	53,759	51,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$321,176	$326,369
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Income
(Dollars in thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
INTEREST INCOME

Loans receivable, including fees	$3,409	$3,417	$10,271	$10,281
Taxable securities	345	528	1,101	1,765
Exempt from federal income tax	3	3	8	8
Other	9	13	33	54
Total Interest Income	3,766	3,961	11,413	12,108
INTEREST EXPENSE

Deposits	567	756	1,863	2,409
Borrowings	787	930	2,400	2,868
Total Interest Expense	1,354	1,686	4,263	5,277

Net Interest Income	2,412	2,275	7,150	6,831

Provision For Loan Losses	451	58	760	244
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	1,961	2,217	6,390	6,587
OTHER INCOME

Service fees	28	30	108	96
Realized gains on securities	249	-	338	77
Gain on sale of loans, net	2	4	54	21
Other	35	37	104	115
Total Other Income	314	71	604	309
OTHER EXPENSES

Salaries and employee benefits	625	551	2,013	1,737
Occupancy and equipment	220	169	595	491
Professional fees	6	55	77	158
FDIC premium	54	27	168	96
Other	161	172	530	565
Total Other Expenses	1,066	974	3,383	3,047

Income Before Income Taxes	1,209	1,314	3,611	3,849

Income Tax Expenses	403	434	1,193	1,276
NET INCOME	$806	$880	$2,418	$2,573

Basic and diluted earnings per share (Note 5)	$0.23	$0.25	$0.68	$0.72
See accompanying notes to the unaudited consolidated financial statements

William Penn Bancorp, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)	Nine months ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,418	$2,573
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	760	244
Provision for depreciation	152	134
Net amortization of securities premiums and discounts	111	266
Compensation expense on ESOP	89	89
Deferred income taxes	(270)	250
Origination of loans for sale	(3,335)	(1,627)
Proceeds from sale of loans	3,389	1,644
Gain on sale of loans	(54)	(17)
Prepaid FDIC expenses	168	96
Realized gains on securities, net	(338)	(77)
Increase in accrued interest receivable and other assets	(354)	(79)
Increase (decrese) in accrued interest payable and other liabilities	275	(404)
Net Cash Provided by Operating Activities	3,011	3,092
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(2,311)	(5,985)
Maturities, calls and principal paydowns	3,491	3,238
Proceeds from sale of securities	2,282	638
Securities held to maturity:
Purchases	(30,813)	(26,929)
Maturities, calls and principal paydowns	38,257	32,873
Net increase in loans receivable	(9,657)	(6,928)
Interest bearing time deposits:
Purchases	(500)	-
Maturities & principal paydowns	297	1,152
Federal Home Loan Bank Stock:
Purchases	-	(42)
Redemption	335	-
Proceeds from sale of REO	232	-
Purchases of premises and equipment	(1,335)	(274)
Net Cash Provided by ( Used for) Investing Activities	278	(2,257)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(4,504)	12,055
Proceeds from advances from Federal Home Loan Bank	-	9,000
Repayment of advances from Federal Home Loan Bank	(3,500)	(10,000)
(Decrease) in advances from borrowers for taxes and insurance	(15)	(110)
Net Cash (Used for) Provided by Financing Activities	(8,019)	10,945
Net (Decrease) Increase in Cash and Cash Equivalents	(4,730)	11,780
Cash and Cash Equivalents-Beginning	19,628	15,855
Cash and Cash Equivalents-Ending	$14,898	$27,635
Supplementary Cash Flows Information
Interest paid	$4,331	$5,320
Income taxes paid	$1,475	$1,025
Transfers from loans to real estate owned	$449	$102
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

Note 3 – Basis of Consolidated Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all significant adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

Note 4 - Comprehensive Income

The components of comprehensive income include unrealized gains and losses on available for sale securities. Comprehensive income for the three months ended March 31, 2011 and 2010 was $758,000 and $1,124,000, respectively and for nine months ended March 31, 2011 and 2010 was $2,462,000 and $2,948,000, respectively.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Unrealized holding gains on
available for sale securities	$177	$370	$405	$646
Reclassification adjustment for
gains included in net income	(249)	-	(338)	(77)
Net Unrealized Gains (losses)	(72)	370	67	569
Income tax effect	(24)	126	23	194
Net of Tax Amount	$(48)	$244	$44	$375

Note 5 – Earnings Per Share

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, the net income for the three months and nine months ended March 31, 2011 and 2010, respectively as presented on the Consolidated Statements of Income (unaudited), is used as the numerator.

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Weighted-average common shares outstanding	3,641,018	3,641,018	3,641,018	3,641,018

Average unearned ESOP shares	(59,737)	(68,475)	(61,941)	(71,756)

Weighted-average common shares and common stock
equivalents used to calculate basic and diluted earnings per share	3,581,281	3,572,543	3,579,077	3,569,262

Net Income	$806,000	$880,000	$2,418,000	$2,573,000

Basic and diluted earnings per share	$0.23	$0.25	$0.68	$0.72

Note 6 – Securities

The amortized cost and approximate fair value of securities are summarized as follows (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$16	$-	$-	$16
Private label collateralized mortgage obligations	12,104	1,280	(7)	13,377
Total available for sale	$12,120	$1,280	$(7)	$13,393

Held to Maturity:
U.S. Government corporations
and agencies securities	$32,588	$201	$(43)	$32,746
Mortgage-backed securities	4,158	161	(2)	4,317
U.S. agency collateralized mortgage obligations	3,211	61	-	3,272
Municipal bonds	299	4	-	303
Corporate bonds	200	1	(1)	200
Total held to maturity	$40,456	$428	$(46)	$40,838
	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available For Sale:
Mutual funds	$13	$-	$-	$13
Private label collateralized mortgage obligations	15,228	1,263	(57)	16,434
Total available for sale	$15,241	$1,263	$(57)	$16,447

Held to Maturity:
U.S. Government corporations
and agencies securities	$37,971	$387	$(3)	$38,355
Mortgage-backed securities	4,977	210	-	5,187
U.S. agency collateralized mortgage obligations	4,767	75	-	4,842
Municipal bonds	299	6	-	305
Total held to maturity	$48,014	$678	$(3)	$48,689

The Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $2,282,000 and $338,000, for nine moths ended March 31, 2011. For the nine months ended March 31, 2010, the Company recognized proceeds from sale of investment securities classified as available for sale and related gross gains of $638,000 and $70,000, respectively. The Company also recognized proceeds from called investments classified as held to maturity and related gross gains of $112,000 and $7,000, respectively for the nine months ended March 31, 2010.

Note 6 – Securities (Continued)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$470	$(7)	$-	$-	$470	$(7)
	470	(7)	-	-	470	(7)

Held to Maturity:
U.S. Government
corporations and agencies securities	16,756	(43)	-	-	16,756	(43)
Mortgage-backed securities	456	(2)	-	-	456	(2)
Corporate bonds and Municipal bonds	99	(1)			99	(1)
	17,311	(46)	-	-	17,311	(46)
Total Temporarily
Impaired securities	$17,781	$(53)	$-	$-	$17,781	$(53)

	June 30, 2010
	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available For Sale:
Private labeled collateralized mortgage
obligations	$1,517	$(37)	$552	$(20)	$2,069	$(57)
	1,517	(37)	552	(20)	2,069	(57)

Held to Maturity:
U.S. Government
corporations and agencies securities	3,997	(3)	-	-	3,997	(3)
	3,997	(3)	-	-	3,997	(3)
Total Temporarily
Impaired securities	$5,514	$(40)	$552	$(20)	$6,066	$(60)

The amortized cost and fair value of securities, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without penalties (in thousands).

	March 31, 2011
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	13,750	13,745
Due after five years through ten years	-	-	9,032	9,105
Due after ten years	-	-	10,305	10,398
Mortgage-backed securities	-	-	4,158	4,317
Collateralized mortgage obligations
Private label	12,104	13,377	-	-
U.S. agency	-	-	3,211	3,272
	$12,104	$13,377	$40,456	$40,838

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

There are 18 securities that are impaired at March 31, 2011, including 2 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. At this time, management believes that the Company will fully recover the cost of these securities, and the Company does not intend to sell these securities nor would the Company be required to sell the security before its anticipated recovery. Therefore, the decline is considered temporary.

Note 7 – Loans Receivable

The composition of net loans receivable is as follows (dollars in thousands):

	March 31,		June 30,
	2011		2010
	Amount	Percent	Amount	Percent
Residential real estate:
1-4 family	$149,423	60.33%	$145,231	61.25%
Home equity and second mortgages	30,574	12.35	24,511	10.34
Construction -residential	6,957	2.81	5,426	2.29
Commercial real estate:
Multi-family (five or more)	11,069	4.47	10,068	4.25
Commercial non-residential	41,610	16.80	44,209	18.65
Land	4,599	1.86	4,600	1.94
Construction -commercial	498	0.20	154	0.06
Commericial	1,842	0.74	2,233	0.94
Consumer Loans	1,089	0.44	668	0.28
Total Loans	247,661	100.00%	237,100	100.00%

Loans in process	(4,677)		(3,357)
Unearned loan origination fees	(867)		(731)
Allowance for loan losses	(3,301)		(2,645)
Net Loans	$238,816		$230,367

At March 31, 2011 and June 30, 2010, we had approximately $74.2 million and $69.4 million of loans on non-owner-occupied, one-to-four-family residences (“investor loans”), representing approximately 30.0% and 29.3% of total loans. This $74.2 million of one- to four-family investor loans includes $70.3 million of first mortgages; $745,000 of second mortgages; and $3.1 million of construction loans. At June 30, 2010, this $69.4 million of one- to four-family investor loans includes, $65.4 million of first mortgages; $725,000 of second mortgages; and $3.3 million of construction loans.

Allowance for Loan Losses
Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis.  Residential loans 60 days past due, which are still accruing interest are sometimes classified as substandard as per the Company’s asset classification policy.  The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the residential construction portfolio; (ii) the commercial construction portfolio; (iii) the residential portfolio (iv) the commercial real estate portfolio; (vi) the multi-family loan portfolio (vii) the home equity and second mortgage portfolio (viii) the land loans portfolio (ix) the consumer loan portfolio (x) the commercial loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $3.3 million adequate to cover loan losses inherent in the loan portfolio, at March 31, 2011. The following table presents by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the year ended March 31, 2011:

	March 31, 2011

	Residential	Commercial
(Dollar amounts in thousands)	Real Estate	Real Estate	Commercial	Consumer	Total

Allowance for credit losses:

Beginning balance	$1,787	$801	$47	$10	$2,645
Charge-offs	-	104	-	-	104
Recoveries	-	-	-	-	-
Provision	441	319	-		760
Ending Balance	$2,228	$1,016	$47	$10	$3,301

Ending balance: individually
evaluated for impairment	$741	$546	$-	$-	$1,287

Ending balance: collectively
evaluated for impairment	$1,487	$470	$47	$10	$2,014

Loan receivable:

Ending Balance	$186,954	$57,776	$1,842	$1,089	$247,661

Ending balance: individually
evaluated for impairment	$1,265	$9,043	$-	$-	$10,308

Ending balance: collectively
evaluated for impairment	$185,689	$48,733	$1,842	$1,089	$237,353

The following is a summary of the allowance for loan losses (in thousands).

	Nine months ended March 31,
	2011	2010

Balance, beginning	$2,645	$2,180
Provision for loan losses	760	244
Charge-offs	(104)	(24)
Recoveries	-	-
Balance, ending	$3,301	$2,400

Credit Quality Information

The following table represents credit exposures by internally assigned grades for the nine months ended March 31, 2011, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.
Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

	March 31, 2011

	Commercial Real Estate
(Dollar amounts in thousands)	Multi-family	Non-residential	Land	Construction	Commercial	Total

Pass	$6,219	$40,418	$1,598	$498	$1,842	$50,575
Special Mention	-	-	3,001	-	-	3,001
Substandard	4,850	1,192	-	-	-	6,042
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$11,069	$41,610	$4,599	$498	$1,842	$59,618

	Residential Real Estate
		Home equity &
	1-4 family	Second Mtgs	Construction	Consumer	Total

Performing	$146,866	$30,419	$6,957	$1,089	$185,331
Non-performing	2,557	155	-	-	2,712
	$149,423	$30,574	$6,957	$1,089	$188,043

Age Analysis of Past Due Financing Receivables by Class

Following is a table which includes an aging analysis of the recorded investment of past due loans as of March 31, 2011.

Age Analysis of Past Due Loans
As of March 31, 2011
							Recorded	Recorded
(Dollar amounts in thousands)							Investment	Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Loans on	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Non-Accrual	Accruing

Residential real estate:
1-4 Family	$1,815	$768	$2,557	$5,140	$144,283	$149,423	$2,557	$-
Home equity	46	48	155	$249	30,325	30,574	155	-
Construction - residential	-	-	-	-	6,957	6,957	-	-
Commercial real estate:
Multi Family Residential	916	717	-	1,633	9,436	11,069	-	-
Commercial non-residential	-	-	265	265	41,345	41,610	265	-
Land	-	-	-	-	4,599	4,599	-	-
Commercial Construction	-	-	-	-	498	498	-	-
Commercial	-	-	-	-	1,842	1,842	-	-
Consumer	-	-	-	-	1,089	1,089	-	-

Total	$2,777	$1,533	$2,977	$7,287	$240,374	$247,661	$2,977	$-

Impaired Loans

Management considers commercial loans and commercial real estate loans which are 90 days or more past due to be impaired. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with GAAP. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable.

31-Mar-11

(Dollar amounts in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

With no related allowance recorded:
1-4 Family	$-	$-	$-	$-
Residential construction	-	-	-	-
Multi-family	-	-	-	-
Commercial non-residential	-	-	-	-
Land	-	-	-	-

With an allowance recorded:
1-4 Family	$1,265	$1,265	$741	$1,229
Residential construction	-	-	-	-
Multi-family	4,850	4,850	187	4,881
Commercial non-residential	1,192	1,192	59	1,202
Land	3,001	3,001	300	3,001

Total:
1-4 Family	$1,265	$1,265	$741	$1,229
Residential construction	-	-	-	-
Multi-family	4,850	4,850	187	4,881
Commercial non-residential	1,192	1,192	59	1,202
Land	3,001	3,001	300	3,001

The $3 million land loan was originated on September 29, 2003 to an investment group borrower. We  subsequently had the property reappraised as of September 30, 2004 showing an “as is” value of $3,650,000.  The original borrower had serious financial difficulties and failed to complete the sale of the property which was anticipated at the inception of the loan.  Later, an additional investor became interested in acquiring an ownership interest in the property and began making monthly interest payments to the bank, which he has continued to do for many years now.  This additional investor spent a great deal of personal funds in resolving liens, making payments and acquiring property development approvals.  In 2008, this new investor solely acquired the property through foreclosure.  The amount of his judgment was $7.2 million.  He acquired the property subject to our first lien as well as three other liens totaling $1.2 million.  In April 2008, due to the efforts of the investor, the security property was exempted by the New Jersey Department of Environmental Protection from the Bay Island rule.  Such exemptions are rarely given, and as a result, in management’s opinion, the value of the property was greatly enhanced.  Because this new investor has paid us many hundreds of thousands of interest in keeping monthly interest payments current and because of the enormity of his investment in the property, we have concluded that the loan is not exclusively dependent on the original appraised value of the collateral and that the value of the property can reasonably be expected to be much greater than the balance of our loan.  We did not order a newer appraisal than the one dated September 30, 2004.

Note 8 – Recent Accounting Pronouncements

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

                      In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale
Mutual funds	$16	$-	$-	$16
Private labled collateralized
mortgage obligations	-	13,377	-	13,377
	$16	$13,377	$-	$13,393

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Investments available-for-sale
Mutual funds	$13	$-	$-	$13
Private labled collateralized
mortgage obligations	-	16,434	-	16,434
	$13	$16,434	$-	$16,447

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

Impaired loans are generally measured for impairment using the fair value of the collateral supporting the loan. Evaluating impaired loan collateral is based on level 3 inputs utilizing outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. At March 31, 2011, impaired loans with a carrying value of $10,308,000 were reduced by specific valuation allowance totaling $1,287,000 resulting in a net fair value of $9,021,000. At June 30, 2010, impaired loans with a carrying value of $7,801,000 were reduced by specific valuation allowance totaling $983,000 resulting in a net fair value of $6,818,000, based on Level 3 inputs.

Other real estate owned (OREO) is measured at fair value, based on appraisals less cost to sell at the date of foreclosure.  Valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Assets measured at fair value on a non-recurring basis are summarized (in thousands):

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$9,021	$9,021
Other real estate owned	-	-	449	449
	$-	$-	$9,470	$9,470

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired loans	$-	$-	$6,818	$6,818
Other real estate owned	-	-	233	233
	$-	$-	$7,051	$7,051

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

Deposits
Fair values for non-interest bearing demand deposits, now accounts, savings accounts, and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date.  Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank
Fair value of advances from Federal Home Loan Bank is estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from Federal Home Loan Bank with similar terms and remaining maturities.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and amounts due from
banks	$14,898	$14,898	$19,628	$19,628
Interest-bearing time deposits	982	982	779	779
Securities available for sale	13,393	13,393	16,447	16,447
Securities held to maturity	40,456	40,838	48,014	48,689
Loans receivable, net	238,816	250,649	230,367	244,808
Federal Home Loan Bank stock	4,639	4,639	4,974	4,974
Accrued Interest receivable:
Loans receivable	1,173	1,173	1,075	1,075
Investment securities	157	157	184	184
Mortgage-backed securities	61	61	82	82

Financial liabilities:
Non-interest bearing demand
deposits	1,929	1,929	2,341	2,341
NOW accounts	15,584	15,584	15,584	15,584
Money market accounts	42,967	42,967	43,896	43,896
Savings and club accounts	15,832	15,832	14,437	14,437
Certificates of deposit	100,465	103,143	105,023	108,082
Advances from Federal Home
Loan Bank	85,500	92,418	89,000	96,401
Accrued interest payable	253	253	321	321

Off-balance sheet financial
instruments	-	-	-	-

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

Anticipated Increase in Operating Expenses

Noninterest expense in the future will be impacted by our plan to expand our branch network. Construction was completed in March on our new branch in Levittown. The branch opened for business on April 25, 2011. We also anticipate additional branch expansion over the next five years. This will lead to higher compensation and benefits expenses going forward as the result of our plans to hire additional personnel and expand the size of our lending department.

The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 by the Dodd-Frank Act. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2010, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2010, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2010 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2010 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2010, the Transaction Account Guarantee Program was extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company and the Bank did not opt out of the Debt Guarantee Program but did not issue any debt thereunder.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2013.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2010, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2010, the FDIC established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2010, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2010 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II,

III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2010, payable on September 30, 2010, and reserved the right to impose additional special assessments.  In November, 2010, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2010, and for all of 2010, 2011 and 2012 on December 30, 2010.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2010 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Our total assets decreased by $5.2 million to $321.2 million at March 31, 2011 from $326.4 million at June 30, 2010, primarily due to a $10.6 million decrease in securities. There was a decrease of

$7.5 million in securities held-to-maturity to $40.5 million at March 31, 2011 from $48.0 million at June 30, 2010. The decrease in held-to-maturity securities was mainly due to maturities, calls and paydown of US Government and agency securities. Available for sale securities decreased by $3.1 million to $13.4 million compared to $16.4 million at June 30, 2010. This decrease was mainly due to the sale of 3 securities. These decreases were partially offset by an $8.4 million increase in net loans receivable to $238.8 million at March 31, 2011 from $230.4 million at June 30, 2010. The growth in the loan portfolio was mainly due to an increase in home equity lines of credit by $6.1 million to $30.6 million at March 31, 2011 as compared to $24.5 million at June 30, 2010. There was also an increase of $4.2 million in one-to-four family residential loans to $149.4 million at March 31, 2011 from $145.2 million at June 30, 2010. Multi-family and construction residential loans also grew by $1.0 million and $1.5 million to $11.1 million and $7.0 million at March 31, 2011 from $10.1 million and $5.4 million at June 30, 2010, respectively. Non-residential loans decreased by $3.0 million to $41.6 million at March 31, 2011 from $44.2 million at June 30, 2010. Premises and equipment increased by $1.2 million to $3.4 million at March 31, 2011 as compared to $2.2 million at June 30, 2010, due to the $1.1 million construction cost of new branch site. Cash and cash equivalents decreased by $4.7 million to $14.9 million at March 31, 2011 from $19.6 million at June 30, 2010. There were very nominal changes in other categories.

Deposits decreased by $4.5 million to $176.8 million at March 31, 2011 from $181.3 million at June 30, 2010. Advances from the FHLB decreased by $3.5 million to $85.5 million at March 31, 2011, from $89.0 million at June 30, 2010. One borrowing with a high interest rate of 6.54% matured, resulting in a decrease in the average cost of borrowings. Accrued interest payable and other liabilities increased slightly to $3.0 million at March 31, 2011 from $2.8 million at June 30, 2010.

Stockholders’ equity grew by $2.6 million to $53.8 million at March 31, 2011, from $51.2 million at June 30, 2010. The increase was primarily the result of the Company’s net income of $2.4 million for the nine months ended March 31, 2011 and a $44,000 increase in accumulated other comprehensive income relating to unrealized gains on the available-for-sale securities portfolio.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2011 and 2010

General. Net income for the three months ended March 31, 2011 was $806,000 ($0.23 per share) compared to a net income of $880,000 ($0.25 per share) for the same period ending March 31, 2010. Net income for the nine months ended March 31, 2011 was $2.4 million ($0.68 per share) compared to a net income of $2.6 million ($0.72 per share) for the same period ending March 31, 2010. The decrease in net income for both periods reflects increases in the provision for loan losses and other expenses.

Interest Income. Total interest income declined $195,000 for the three months ended March 31, 2011 to $3.8 million compared to $4.0 million for the same period ending March 31, 2010. The decrease was primarily due to a decrease in interest income from securities. Interest income from securities declined by $183,000 from $528,000 for the three months ended March 31, 2010 to $345,000 for the three month period ended March 31, 2011. The average balance of securities went down by $6.8 million, to $50.3 million for the three months ended March 31, 2011 from $57.1 million for the three months ended March 31, 2010. The average yield declined 93 basis points, decreasing the interest income on securities. Interest income from loans receivable for the three months ended March 31, 2011 and 2010 was $3.4 million for both periods. Average loan balances increased from $231.2 million for the three months ended March 31, 2010 to $241.5 million for the three months ended March 31, 2011. Even though the average balance of loans receivable increased by $10.3 million, the average yield declined by 26 basis points, resulting in the interest income on loans receivable to be virtually the same for the two periods. The average balance of other interest earning assets decreased to $24.3 million for the three months ended March 31, 2011 from $27.1 million for the three months ended March 31, 2010.

The average yield on interest earning assets also declined 9 basis points resulting in a decrease in interest income from other interest earning assets.

Total interest income declined $695,000 for the nine months ended March 31, 2011 to $11.4 million compared to $12.1 million for the same period ending March 31, 2010. The decrease was primarily due to a decrease in interest income from securities. Interest income from securities declined by $664,000 from $1.8 million for the nine months ended March 31, 2010 to $1.1 million for the nine month period ended March 31, 2011. The average balance of securities went down by $3.9 million to $54.8 million for the nine months ended March 31, 2011 from $58.7 million for the same period ended March 31, 2010. The average yield declined 131 basis points, decreasing the interest income on securities. Interest income from loans receivable for the nine months ended March 31, 2011 and 2010 remained virtually the same. Even though the average balance of loans receivable increased by $11.2 million, the average yield declined by 29 basis points, resulting in approximately the same interest income for the two periods. The average balance of other interest earning assets increased to $23.0 million for the nine months ended March 31, 2011 compared to $22.3 million for the same period ended March 31, 2010. The average yield on interest earning assets declined 18 basis points resulting in a decrease in interest income from other interest earning assets despite the increase in average balance.

Interest Expense. Total interest expense decreased $332,000 to $1.4 million for the three months ended March 31, 2011 as compared to $1.7 million for the same period in 2010. The decrease resulted from a decrease in interest expense on deposits to $567,000 for the three months ended March 31, 2011 from $756,000 for the same period in 2010. The average balance of interest bearing deposits increased to $175.6 million for the three months ended March 31, 2011 compared to $173.9 million for the same period ended March 31, 2010, however due to the low interest rate environment; there was a 45 basis point decrease in the average cost of the deposits resulting in a decline in interest expense. The average balance of certificate of deposits went down by $888,000 to $102.5 million at March 31, 2011 from $103.4 million at March 31, 2010, the average cost declined 46 basis points. The average balance of savings and club accounts went up to $15.3 million from $13.8 million for three months ended March 31, 2011 and 2010, respectively. However, the decline in average cost of 47 basis points resulted in a decline in interest expense on savings and club accounts. Interest expense on borrowings decreased by $143,000 to $787,000 for the three months ended March 31, 2011 from $930,000 for the same period ending March 31, 2010 due to a 39 basis point decrease in the average cost and also a decrease in the average balance of Federal Home Loan Bank (“FHLB”) advances to $85.5 million for the three months ended March 31, 2011 from $91.5 million for the same period ended March 31, 2010.

Total interest expense decreased $1.0 million to $4.3 million for the nine months ended March 31, 2011 as compared to $5.3 million for the same period in 2010. The decrease resulted from a decrease in interest expense on deposits to $1.9 million for the nine months ended March 31, 2011 from $2.4 million for the same period in 2010. The average balance of interest bearing deposits went up to $176.8 million for the nine months ended March 31, 2011 as compared to $169.2 million for the same period ended March 31, 2010. However due to the low interest rate environment; there was a 50 basis point decrease in the average cost of the deposits resulting in a decline in interest expense. The decline in interest expense on deposits was mainly due to certificate of deposits and money market categories. Average balance of certificate of deposits increased to $103.7 million at March 31, 2011 from $100.4 million at March 31, 2010, though the average balance increased, the average cost declined 53 basis points. Money Market deposits grew by $1.7 million to $42.7 million at March 31, 2011 from $41.0 million at March 31, 2010, however the average cost declined 49 basis points. Interest expense on borrowings decreased by $468,000 to $2.4 million for the nine months ended March 31, 2011 from $2.9 million for the same period ending March 31, 2010 due to a 53 basis point decrease in the average cost and also a decrease in the average balance of FHLB to $86.0 million for the nine months ended March 31,

2011 from $89.9 million for the same period ended March 31, 2010. One borrowing with a high interest rate of 6.54% matured, resulting in the decreased average cost of borrowings.

Net Interest Income. Our interest rate spread and net interest margin for the three months ended March 31, 2011, were 2.69% and 3.05%, respectively, compared to 2.48% and 2.89%, respectively, for the three months ended March 31, 2010. Though the average balance of the interest earning assets increased to $316.1 million for the three months ended March 31, 2011 from $315.4 million for the same period ended March 31, 2010 the average yield declined 25 basis points. Average interest-bearing liabilities were $261.1 million and $265.4 million for the three months ended March 31, 2011 and 2010, respectively. Average cost of interest bearing liabilities declined 47 basis points, resulting in a 21 basis point increase in the interest rate spread. There was also a 16 basis point increase in our net interest margin for the three months ended March 31, 2011, resulting in the slight increase in net interest income for three months ended March 31, 2011. The ratio of average interest-bearing assets to average interest-bearing liabilities increased to $121.07% for the three months ended March 31, 2011 from 118.83% for the same period ending March 31, 2010.

Our interest rate spread and net interest margin for the nine months ended March 31, 2011, were 2.64% and 3.01%, respectively, compared to 2.51% and 2.95%, respectively, for the nine months ended March 31, 2010. Though the average balance of the interest earning assets increased to $316.7 million for the nine months ended March 31, 2011 from $308.7 million for the same period in March 31, 2010 the average yield declined 43 basis points. Average interest-bearing liabilities were $262.8 million and $259.2 million for the nine months ended March 31, 2011 and 2010, respectively. Average cost of interest bearing liabilities decreased 55 basis points, resulting in slight increase in interest rate spread. Net interest margin for the nine months ended March 31, 2011 remained virtually the same as compared to the same period in 2010.

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

There were provisions for loan losses of $451,000 and $58,000 made during the three months ended March 31, 2011 and 2010, respectively. There were provisions for loan losses of $760,000 and $244,000 made during the nine months ended March 31, 2011 and 2010, respectively. The allowance as a percentage of total loans was 1.36% at March 31, 2011 as compared to 1.14% at June 30, 2010. Management believes that the allowance for loan losses is sufficient given the status of the loan portfolio at this time.

Other Income. Other income increased by $243,000 to $314,000 for the three months ended March 31, 2011 compared to $71,000 for the same period in 2010. This was primarily due to a $249,000 profit on the sale of two private label CMO investment during the three months ended March 31, 2011. Service fees, gain on sale of loans and other miscellaneous income remained virtually the same for both three month periods ending March 31, 2011 and 2010.

Other income increased to $604,000 for the nine months ended March 31, 2011 from $309,000 for the same period ending March 31, 2010. This increase was mainly attributable to $338,000 in profit on the sale of private label CMO investments for nine months ended March 31, 2011. Gain on sale of loans increased to $54,000 for the nine months ended March 31, 2011 from $21,000 for the same period ending March 31, 2010. The increase of $12,000 in service fees was offset by a decrease of $11,000 in other miscellaneous income. Traditionally, other income has not been a significant part of our operations as we have not in the past focused on fee generation. We have no current plans to seek additional fee income generation through the offering of complementary services or acquisition of fee-producing subsidiaries such as title insurance or third-party securities sales.

Other Expenses. There was an increase of $92,000 in other expenses for the three months ended March 31, 2011 as compared to the same period ending March 31, 2010. There was a $74,000 increase in salaries and employee benefits as a result of normal salary increases, combined with the increased cost of maintaining benefits. Occupancy and equipment expense increased by $51,000 to $220,000 for three months ended March 31, 2011 from $169,000 for the three months ended March 31, 2010, due to security expenses related to new building and some minor renovations to all our branches were expensed. This increase was offset by a $49,000 decrease in professional fees.

There was an increase of $336,000 in other expenses for the nine months ended March 31, 2011 as compared to the same period in 2010.  Salaries and employee benefits increased $276,000 for the nine month period ending March 31, 2011. There was an increase in occupancy and equipment expense of $104,000 for the nine months ended March 31, 2011. FDIC premium expenses also increased by $72,000 for the nine month period ending March 31, 2011. These increases were partially offset by a $116,000 decrease in professional fees and other miscellaneous expenses.

Provision for Income Taxes. Income tax expense was $403,000 and $434,000 for the three months ending March 31, 2011 and 2010. The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 33.33% and 33.03%, respectively.

Income tax expense was $1,193,000 and $1,276,000 for the nine months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rates for the nine months ended March 31, 2011 and 2010 were 33.04% and 33.15%, respectively.

  Average Balance Sheets. The following table sets forth certain information for the three and nine months ended March 31, 2011 and 2010. The average yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  Average balances are derived from daily average balances.

	Three months ended March 31,						Nine months ended March 31,
		2011			2010			2011			2010
	Average		Average	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest -earning assets:
Net loans receivable (1) (2)	$241,543	$3,409	5.65%	$231,227	$3,417	5.91%	$238,946	$10,271	5.73%	$227,773	$10,281	6.02%
Securities	50,308	348	2.77%	57,084	528	3.70%	54,797	1,109	2.70%	58,685	1,765	4.01%
Other interest earning assets(3)	24,266	9	0.15%	27,105	16	0.24%	23,000	33	0.19%	22,263	62	0.37%
Total interest earning assets	316,117	3,766	4.77%	315,416	3,961	5.02%	316,743	11,413	4.80%	308,721	12,108	5.23%
Non-interest earning assets	4,876			5,146			5,049			4,668
Total Assets	320,993			320,562			321,792			313,389

Interest -bearing liabilities:
NOW accounts	15,184	7	0.18%	14,534	13	0.36%	15,650	23	0.20%	14,105	40	0.38%
Money Market Accounts	42,629	62	0.58%	42,243	107	1.01%	42,700	193	0.60%	41,040	335	1.09%
Savings and Club accounts	15,327	12	0.31%	13,815	27	0.78%	14,814	42	0.38%	13,664	86	0.84%
Certificates of deposit	102,468	486	1.90%	103,356	609	2.36%	103,650	1,605	2.06%	100,433	1,948	2.59%
Total Deposits	175,608	567	1.29%	173,948	756	1.74%	176,814	1,863	1.40%	169,242	2,409	1.90%
Federal Home Loan Bank Advances	85,500	787	3.68%	91,480	930	4.07%	85,974	2,400	3.72%	89,924	2,868	4.25%
Total interest-bearing liabilities	261,108	1,354	2.07%	265,428	1,686	2.54%	262,788	4,263	2.16%	259,166	5,277	2.71%
Non interest bearing deposits	1,928			1,607			2,053			1,582
Non interest bearing liabilities	4,450			4,301			4,375			4,304
Total Liabilities	267,486			271,336			269,216			265,052
Stockholders equity	53,507			49,226			52,576			48,337
Total Liabilities and Stockholders Equity	$320,993			$320,562			$321,792			$313,389
Net interest income		$2,412			$2,275			$7,150			$6,831
interest rate spread (4)			2.69%			2.48%			2.64%			2.51%
Net interest margin (5)			3.05%			2.89%			3.01%			2.95%
Ratio of average interest - earning assets to interest - bearing liabilities	121.07%			118.83%			120.53%			119.12%

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

	March 31, 2011	June 30, 2010
	(dollars in thousands)
Non-Accruing Loans
Secured by Real Estate
Conventional	$2,557	$1,454
Construction	-	-
Other Loans
Multi-family	-	-
Commercial	265	-
Consumer	-	-
Home Equity Loans and Lines	155	-
Loans on Savings accounts
Total	2,977	1,454

Accruing Loans - Past 90 days
Secured by Real Estate
Conventional	-	-
Construction	-	-
Other Loans
Commercial	-
Consumer		-
Home Equity Lines	-	-
Loans on Savings accounts	-	-
Total	-

Total non-performing loans	$2,977	$1,454
Real estate owned	449	233
Other non-performing assets	-	-
Total non-performing assets	$3,426	$1,687

Total non-performing loans/Loans	1.23%	0.62%
Total non-perfomring loans/Asssets	0.93	0.45
Total non-perfomring Assets/Assets	1.07	0.52

Repossessed assets were $449,000 and $233,000 as of March 31, 2011 and June 30, 2010, respectively. The allowance for loan losses includes a provision of $300,000 on a land loan secured by a tract of land in Wildwood, New Jersey due to the ongoing concerns about the financial condition of the borrower on this loan. Monthly payments were current as of March 31, 2011; however payments are being received not from the borrower but from the borrower’s business partner, who could cease payment at any time as he is not a party to the loan agreement and has no legal obligation to make payments on this loan.  The most recent appraisal the Bank has on this property was prepared in 2004, and although that “as is” appraisal for this undeveloped site was greater than the outstanding balance of the loan, the Bank has designated the loan as special mention in light of the uncertainty related to the development of the property. The issues that could impede the development include zoning, wetlands preservation, site improvements and environmental cleanup. The Company has also established a specific reserve of $741,000 against the balances of nine impaired loans to a troubled borrower. The loans have balances totaling $1,265,000, and they are secured by first liens against ten residential properties, eight properties are located in Trenton NJ, and two are located in Freehold, NJ.  The borrowing entities have filed bankruptcy and we are concerned that resolution of the situation will be prolonged. We did not have any troubled debt restructurings

(wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

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

At March 31, 2011, the total approved loan origination commitments outstanding amounted to $9.4 million. At that date, construction loans in process were $4.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $65.7 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company.  At March 31, 2011, we had an unused borrowing capacity of $41.2 million from the Federal Home Loan Bank of Pittsburgh which we may use as a funding source to meet commitments and for liquidity purposes.

Regulatory Capital Compliance

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2011, the Bank exceeded all applicable regulatory capital requirements and was well capitalized.  As of March 31, 2011, our regulatory capital amounts and ratios were as follows:
	Actual
	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital	$51,658	26.14%
Core Capital (to risk-weighted assets)	$48,642	24.62%
Core Capital (adjusted total assets)	$48,642	15.20%
Tangible Capital (to adjusted total assets)	$48,642	15.20%

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Company’s facilities.  These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers.  At March 31, 2011, we had no significant off-balance sheet commitments other than commitments to extend credit totaling $9.4 million and unfunded commitments under lines of credit totaling $13.3 million.

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

ITEM 4– CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on such evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective as of March 31, 2011.

No change in the internal controls over financial reporting (as defined in Rules l3a-l5(f)  and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2011 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 –RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3	(i)	Charter of William Penn Bancorp, Inc. *
3	(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1	Directors Consultation and Retirement Plan **
10.2	Deferred Compensation Plan for Directors **
10.3	Restated Deferred Compensation Plan **
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

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

WILLIAM PENN BANCORP, INC. (Registrant)

/s/ Terry Sager
Terry Sager, President
(Duly authorized officer and principal
executive officer)

/s/ Charles Corcoran
Date: May 18, 2011	Charles Corcoran, Executive Vice President (Principal financial officer)