Form 10-K
period 2011-06-30
WILLIAM PENN BANCORP INC
filed 2011-10-12
CIK 1420821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11.2 million as of December 31, 2010 based on the last sale ($13.25 per share) reported on the OTC Bulletin BoardSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of October 12, 2011, there were issued and outstanding 3,641,018 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2011 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. (Part III)

WILLIAM PENN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended June 30, 2011

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

Item 1. Business

The Company.  On April 15, 2008, William Penn Bank, FSB (the “Bank”) completed a reorganization from the mutual to the mutual holding company structure and became a wholly-owned subsidiary of William Penn Bancorp, Inc. (the “Company”), a federally chartered corporation. As part of the transaction, the Company sold 1,025,283 shares of its common stock, $.10 par value, to the public at $10.00 per share (including 87,384 shares purchased by the Bank’s Employee Stock Ownership Plan with funds borrowed from the Company) and issued 2,548,713 shares to William Penn, MHC.  In addition, the Company contributed 67,022 shares to the William Penn Bank Community Foundation.  The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“FRB”) as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Our executive offices are located at 8150 Route 13, Levittown, Pennsylvania 19057 and our main telephone number is (215) 945-1200.

The Bank.  Originally founded in 1870, the Bank is a federally chartered savings bank. The Bank’s primary business consists of the taking of deposits and granting of mortgage loans to customers generally in the Bucks County, Pennsylvania area.  The Bank’s deposits are federally insured by the Deposit Insurance Fund as administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”), as successor to the OTS under the Dodd-Frank Act, and the FDIC.  The Bank is also a member of the Federal Home Loan Bank of Pittsburgh.

William Penn Bank, FSB conducts a traditional community bank operation, offering retail banking services, owner-occupied and non-owner-occupied one- to four-family mortgage loans, multi-family and non-residential real estate mortgage loans, construction and land loans, deposit loans, home equity and second mortgage loans, home-equity lines of credit and other consumer loans. William Penn Bank, FSB operates from its main office in Levittown, Pennsylvania and branch offices in Levittown, Morrisville and Richboro, Pennsylvania. William Penn Bank, FSB maintains a website at www.willpenn.com.  Information on our website should not be treated as part of this Annual Report on Form 10-K.

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

As part of our business planning, we have examined the specific demographic conditions of the areas immediately surrounding each of our four offices.  This examination showed that our Levittown market has lower levels of education, a lower percentage of white-collar workers, lower average household income and fewer overall households than average Bucks County levels.  The Levittown market has approximately 4,200 households and is projected to experience a modest decline in households and population through 2011. The predominant age bracket for this market area is 45 to 54 years old.  Examination of our Morrisville market revealed higher levels of education and white-collar workers but lower average household income and fewer overall households than average Bucks County levels.  The Morrisville market has approximately 5,800 households and is projected to experience a modest decline in households and population through 2011. The predominant age bracket for this market area is 35 to 44 years old.  Our Richboro market was determined to have higher levels of education, white-collar workers, household income as well as more overall households than average Bucks County levels.  The Richboro market has approximately 4,200 households and is projected to experience slight growth in households and population through 2011. The predominant age bracket for this market area is 45 to 54 years old. The Levittown and Morrisville market areas are believed to have less potential as retail deposit and loan markets with below average propensities for most deposit and loan products while the Richboro market area is believed to have average potential as a retail deposit and loan market with above average propensities for most deposit and loan products.  Each of the three market areas has a higher number of businesses per square mile than the Bucks County average, with the different concentrations in Levittown, Morrisville and Richboro being construction, personal services and the health industry, respectively.

Lending Activities

General.  Our loan portfolio is primarily comprised of one- to four-family residential real estate loans.  We are a reputation lender and feel we have built a niche in our market area for providing financing on what we believe are high quality credits that are, for various reasons, ineligible for resale in the secondary market. For example, we originate a significant amount of mortgages on non-owner-occupied residential properties (which are generally referred to as “investor loans”).  At June 30, 2011, we had approximately $75.1 million of loans on non-owner-occupied, one- to four-family residential property (“investor loans”), representing approximately 30.0% of total loans.  This $75.1 million of one- to four-family investor loans includes $70.7 million of first mortgages, $660,000 of second mortgages and $3.7 million of construction loans.  While loans on one- to four-family residential property are generally considered to have less credit risk than other types of real estate lending, a non-owner-occupied property puts the loan on that property into the category of “investor loans,” which are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may depend on the rental income from such properties.

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

Loan Portfolio Composition. The following table analyzes the composition of the Bank’s portfolio by loan category at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate
One- to four-family	$150,575	60.19%	$145,231	61.25%	$142,499	62.36%	$129,709	62.05%	$117,338	61.82%
Home equity and second mortgage	30,493	12.19	24,511	10.34	19,418	8.49	14,555	6.96	15,953	8.40
Construction -residential	7,675	3.07	5,426	2.29	6,674	2.92	7,448	3.56	6,823	3.59
Commercial real estate
Multi-family	11,542	4.61	10,068	4.25	10,700	4.68	12,229	5.85	10,829	5.71
Commercial non-residential	41,408	16.55	44,209	18.65	35,366	15.48	30,262	14.48	27,397	14.43
Land	5,047	2.02	4,600	1.94	3,999	1.75	4,041	1.93	5,150	2.71
Construction -commercial	498	0.20	154	0.06	7,098	3.11	8,018	3.84	3,148	1.66
Commercial	1,841	0.74	2,233	0.94	2,151	0.94	2,324	1.11	2,600	1.37
Consumer loans	1,070	0.43	668	0.28	617	0.27	462	0.22	590	0.31
Total loans	250,149	100.00%	237,100	100.00%	228,522	100.00%	209,048	100.00%	189,828	100.00%
Less:
Loans in process	(4,632)		(3,357)		(5,562)		(9,144)		(6,668)
Unearned loan origination fees, net	(859)		(731)		(841)		(969)		(1,116)
Allowance for loan losses	(2,790)		(2,645)		(2,180)		(1,910)		(1,840)
Total loans, net	$241,868		$230,367		$219,939		$197,025		$180,204

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2011. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2011
	(In Thousands)
	Within 1 year	1 to 3 years	3 to 5 years	5 to 10 years	10 to 15 years	Over 15 years	Total due after one year	Total
Residential loans:
One-to-four family	$469	$2,137	$943	$20,400	$35,699	$90,927	$150,106	$150,575
Home equity and second mortgages	216	560	415	2,686	25,174	1,442	30,277	30,493
Construction-residential	6,575	1,100	-	-	-	-	1,100	7,675
Commercial real estate:
Multi-family	436	14	239	1,209	2,830	6,814	11,106	11,542
Commercial non-residential	-	1,920	3,382	5,370	12,806	17,930	41,408	41,408
Land	3,213	833	-	44	957	-	1,834	5,047
Construction commercial	498	-	-	-	-	-	-	498
Commercial	836	1,005	-	-	-	-	1,005	1,841
Consumer loans and savings account loans	747	163	52	40	-	68	323	1,070
Total	$12,990	$7,732	$5,031	$29,749	$77,466	$117,181	$237,159	$250,149

The following table sets forth the dollar amount of all loans at June 30, 2011 due after June 30, 2012 which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential real estate:
One- to four-family	$75,228	$74,878	$150,106
Home equity and second mortgage	5,221	25,056	30,277
Construction-residential	1,100	-	1,100
Commercial real estate:
Multi-family (five or more)	7,365	3,741	11,106
Commercial non-residential	20,131	21,277	41,408
Land	1,834	-	1,834
Construction commercial	-	-	-
Commercial	-	1,005	1,005
Consumer loans	114	209	323
Total	$110,993	$126,166	$237,159

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

The Automated Valuation Model (AVM) is used for home equity loans and lines of credit in amounts of $100,000 or less or with loan-to-values of less than 70%. Should we deem an AVM to be inadequate given the circumstances of a particular loan, a full appraisal may be requested at the borrower’s expense.

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

Multi-Family and Nonresidential (Commercial) Mortgages. Our nonresidential real estate lending consists primarily of mortgage loans for the acquisition or refinance of service/retail and mixed-use properties, churches and non-profit properties, professional facilities and other commercial real estate. The maximum loan-to-value ratio on all multi-family properties or on office/professional properties under $200,000 is 80%. All other nonresidential properties have a 75% limit. The maximum term on a fixed- rate loan is 20 years. We offer a 30-year term on an adjustable-rate loan. We will provide multi-family and nonresidential financing for both owner-occupied properties and for investor properties. During the year ended June 30, 2010, the Bank took advantage of an opportunity to acquire participating interests in seven large performing non-residential real estate loans from another bank’s portfolio. The total purchase was approximately $10,600,000. As of June 30, 2011 the balance remaining from this purchase is $1,597,000.

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

Consumer Lending. Our consumer lending products include loans for new and used automobiles, savings account loans as well as secured and unsecured personal loans and lines of credit.

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, based on our financial condition as of June 30, 2011, our loans to one borrower regulatory lending limit was approximately $7.5 million. Our largest borrower at that date had 4 loans outstanding with an aggregate balance of $6.8 million, representing mortgages secured by liens on residential and commercial real estate. The Board of Directors evaluates the creditworthiness of large borrowers on a case-by-case basis, and the Board is willing to lend up to the regulatory limit for what it determines to be quality loans.

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

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2011, was approximately $4.7 million, excluding undisbursed portions of construction loans totaling $4.6 million. We also had $10.9 million of unfunded commitments on lines of credit as of that date.

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

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

One- to four-family mortgage loans	$2,172	$1,454	$1,280	$1,180	$867
Multi-family mortgage loans	—	—	203	—	—
Nonresidential loans	456	—	—	1,122	841
Land	3,001	3,001	3,001	—	—
Construction loans	—	—	—	649	245
Consumer loans	—	—	—	—	—
Home equity lines of credit	156	—	—	38	111
Total non-performing loans	$5,785	$4,455	$4,484	$2,989	$2,064
Other real estate owned	$449	$233	$206	$—	$—
Total non-performing assets	$6,234	$4,688	$4,690	$2,989	$2,064
Total non-performing loans to total loans	2.35%	1.91%	1.99%	1.50%	1.13%
Total non-performing loans to total assets	1.76%	1.37%	1.45%	1.06%	0.77%
Total non-performing assets to total assets	1.89%	1.44%	1.52%	1.06%	0.77%

We did not have any troubled debt restructurings (wherein the borrower is granted a concession that we would not otherwise consider under current market conditions) as of the dates shown in the above table.

As of June 30, 2011, there were no loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future, other than the special mention loans discussed under “Classified Assets.”

During the year ended June 30, 2011, gross interest income of less than $114,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $106,000 in interest on such loans was included in income for the year ended June 30, 2011.

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

The following is a summary of information pertaining to impaired loans:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)

Impaired loans without a valuation allowance	$10,541	$3,824	$1,713
Impaired loans with a valuation allowance	139	3,977	4,155
Total impaired loans	$10,680	$7,801	$5,868
Valuation allowance related to impaired loans	$50	$983	$561

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

Over the last five fiscal years, the Bank had loan charge offs totaling $1,150,000 and recoveries totaling $119,000.  Provisions to the allowance in recent periods have been more influenced by current economic conditions than by the Bank’s recent loss experience.  In the fiscal year ended June 30, 2011 the Bank charged off $741,000 against the balances of impaired loans to a troubled borrower. The loans now have balances totaling $506,000 after charge-offs, they are secured by first liens against ten residential properties, eight properties are located in Trenton NJ, and two are located in Freehold, NJ.  The borrowing entities have filed bankruptcy and we are concerned that resolution of the situation will be prolonged.

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

In addition, as an integral part of its regulatory examination process, the OCC periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses for the periods indicated.

	For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance balance (at beginning of period)	$2,645	$2,180	$1,910	$1,840	$1,675
Provision for loan losses	1,010	379	531	70	156
Charge-offs:
One- to four-family mortgage loans	761	—	—	—	—
Construction loans	—	23	100	—	—
Commercial	104	—	156	—	—
Consumer loans	—	1	5	—	—
Total charge-offs	865	24	261	—	—
Recoveries:
One- to four-family mortgage loans	—	110	—	—	—
Construction loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer loans	—	—	—	—	9
Total recoveries	—	110	—	—	9
Net (charge-offs) recoveries	(865)	86	(261)	—	9
Allowance balance (at end of period)	$2,790	$2,645	$2,180	$1,910	$1,840
Total loans outstanding	$245,517	$233,743	$222,960	$199,904	$183,160
Average loans outstanding(1)	$239,624	$228,239	$216,095	$186,244	$182,672
Allowance for loan losses as a percent of total loans outstanding	1.14%	1.13%	0.98%	0.96%	1.00%
Allowance for loan losses to non-performing loans	48.23%	59.37%	48.62%	63.90%	89.15%
Net (charge-offs) recoveries to average loans	(0.36)%	0.04%	(0.12)%	0.00%	0.00%

_______________
(1)	Average balances for fiscal years 2011 and 2010 are derived from daily average balances, while, for the prior years, the average balances are derived from month-end average balances.

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

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of periodallocated to:
Real estate mortgage
One- to four-family	$1,427	60.19%	$1,096	61.25%	$918	62.36%	$273	62.04%	$279	61.82%
Home equity and second mortgages	27	2.19	33	2.46	26	3.18	20	4.02	18	4.63
Multi-family	233	4.61	126	4.25	90	4.49	30	5.85	162	5.70
Nonresidential	512	16.55	505	18.65	422	15.48	575	14.48	503	14.43
Land	11	2.02	447	1.94	451	1.75	618	1.93	489	2.11
Construction	231	3.27	146	2.35	169	6.22	170	7.40	67	5.85
Consumer	55	0.79	57	0.99	23	1.03	45	1.17	89	1.46
Home equity lines of credit	294	10.00	105	7.88	44	5.31	15	2.95	20	3.77
Loans on savings accounts	—	0.38	—	0.23	—	0.18	—	0.16	—	0.23
Unallocated	—	—	130	—	37	—	164	—	213	—
Total allowance	$2,790	100.00%	$2,645	100.00%	$2,180	100.00%	$1,910	100.00%	$1,840	100.00%

Credit Quality Information

    The following table represents credit exposures by internally assigned grades for the year ended June 30, 2011, respectively. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

    As of June 30, 2011, 2010 and 2009 our classified loans were as follows.

	At June 30,
	2011	2010	2009
	(In thousands)

Special Mention	$12,963	$7,449	$6,533
Substandard	17,229	1,886	1,689
Doubtful	—	—	—
Loss	—	—	—
Total	$30,192	$9,335	$8,222

    Special mention loans at June 30, 2011, 2010, and 2009 include one $3.0 million loan secured by a tract of land in Wildwood, New Jersey and discussed below.

    The $3 million land loan was originated on September 29, 2003 to an investment group borrower. We subsequently had the property reappraised as of September 30, 2004 showing an “as is” value of $3,650,000.  The original borrower had serious financial difficulties and failed to complete the sale of the property which was anticipated at the inception of the loan.  Later, an additional investor became interested in acquiring an ownership interest in the property and began making monthly interest payments to the bank, which he has continued to do for many years now.  This additional investor spent a great deal of personal funds in resolving liens, making payments and acquiring property development approvals.  In 2008, this new investor solely acquired the property through foreclosure.  The amount of his judgment was $7.2 million.  He acquired the property subject to our first lien as well as three other liens totaling $1.2 million. The appraiser who did the September 2004 appraisal was asked to reappraise the property.

The property was reappraised effective August 31, 2011 at $3,725,000. Because this value significantly exceeds our loan balance, because the new investor has paid us many hundreds of thousands of dollars of interest in keeping monthly interest payments current, and because of the enormity of his investment in the property, management does not feel any reserves are warranted on this loan.  The loan will continue to be carried as special mention until updated loan documents are signed by the new investor.

As a result of an increase in classified assets, we have increased our provisions for one-to-four family loans over the past year.  However, the majority of these classified assets are performing as of June 30, 2011.

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

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. The balance of its investments in these securities was $12.3 million as of June 30, 2011, $16.4 million as of June 30, 2010 and $13.4 million as of June 30, 2009. All of our non-government agency collateral mortgage obligations make up our available-for-sale portfolio. All of our other investments are considered held-to-maturity.

Securities Portfolio Composition.  The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at their fair value.

	At June 30,
	2011	2010	2009
	(In thousands)
Securities Available for Sale:
Mutual funds	$16	$13	$10
Private Label Collateralized Mortgage Obligations	12,273	16,434	—
Total Available for sale	$12,289	$16,447	$10

Securities Held to Maturity:
U.S. Government corporations and agencies securities	$29,854	$37,971	$32,371
U.S. Agency Mortgage-backed securities	3,989	4,977	6,908
Collateralized Mortgage Obligations:
U.S. agency	2,980	4,767	5,828
Private label	—	—	13,408
Corporate debt securities	200	—	201
Municipal bonds	299	299	299

Total Held to Maturity	$37,322	$48,014	$59,015

The following tables set forth certain information regarding the amortized cost, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at June 30, 2011. These tables show contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Amortized cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Mutual funds	$16	0.01%	$—	0.00%	$—	0.00%	$—	0.00%	$16	0.01%	$16
U.S. Government corporations and agencies securities	—	-	8,500	0.95	9,049	3.17	12,305	2.65	29,854	2.32	29,992
Mortgage-backed securities	—	-	41	6.47	159	2.78	3,789	3.67	3,989	3.66	4,158
Collateralized Mortgage obligations:
U.S. agency	—	-	—	—	109	1.26	2,871	1.07	2,980	1.08	3,037
Private labeled	—	-	711	5.64	3,734	4.88	6,753	3.81	11,198	4.28	12,273
Municipal Bonds			—	—	299	3.51	—	—	299	3.51	308
Corporate Bonds	—	-	—	—	200	4.50	—	—	200	4.50	198
Total	$16	0.01%	$9,252	1.33%	$13,550	3.65%	$25,718	2.93%	$48,536	2.82%	$49,982

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

We traditionally have preferred to obtain deposits from within our market area and have discouraged non-local deposits.  We obtained $7,000 of brokered deposits during fiscal year ended June 30, 2011 to demonstrate our ability to acquire funds from alternative sources as part of emergency preparedness.  These deposits remain outstanding at year end.

The following table sets forth the average balance and the weighted average interest rates for each category of deposits for the last three fiscal years.

	Year Ended June 30,
	2011		2010		2009
	Average Balance	Weighted Average Balance	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand accounts	$2,040	—%	$1,660	—%	$1,496	—%
NOW accounts	15,675	0.20	14,447	0.35	13,240	0.83
Money market accounts	42,726	0.62	41,612	1.03	38,456	1.94
Savings and club accounts	15,097	0.36	13,790	0.76	13,214	1.30
Certificates of deposit	103,568	2.01	101,453	2.50	94,687	3.49

Total deposits	$179,106		$172,962		$161,093

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

The following table shows the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2011.

At June 30, 2011
(In thousands)
Maturity Period
Within three months	$12,193
Three through six months	6,559
Six through twelve months	7,486
Over twelve months	15,180
$41,418

Borrowings. We periodically borrow funds from the Federal Home Loan Bank of Pittsburgh to supplement deposits as a source of funds. As of June 30, 2011, our borrowings totaled $85.5 million and had a weighted average cost of 3.68%. As a strategy to lock in rates on funding beginning in the late 1990s we took long term advances to protect against rising rates.  Rates, however, fell to historic lows instead of rising.  These borrowings had been a drain on our profitability and we determined in early December 2007 to undertake a refinancing of these advances.

The following table sets forth certain information regarding our borrowed funds.

	At or For the Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Federal Home Loan Bank Advances:
Average balance outstanding	$85,865	$89,583	$85,385
Maximum amount outstanding at any month-end during the period	89,000	92,000	89,000
Balance outstanding at end of period	85,500	89,000	89,000
Weighted average interest rate during the period	3.72%	4.16%	4.46%
Weighted average interest rate at end of period	3.68%	3.79%	4.37%

Additional information regarding our borrowings is included in Note 9 to the Consolidated Financial Statements incorporated by reference herein.

Subsidiaries

The Company’s only subsidiary is the Bank.  The Bank has one subsidiary: WPSLA Investment Corporation, incorporated under Delaware law in 2000 to hold securities. At June 30, 2011, this subsidiary held securities with a carrying value of approximately $25.7 million, representing half of our total securities portfolio of $49.6 million at that date.

Personnel

As of June 30, 2011, we had 37 full-time employees and 8 part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

REGULATION

We operate in a highly regulated industry.  This regulation establishes a comprehensive framework of activities in which a savings and loan holding company and federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  Set forth below is a description of the material provisions of federal banking laws that relate to the regulation of William Penn Bank and William Penn Bancorp.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution and its holding company, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company, the Bank and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act has eliminated our long-time primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  Effective July 21, 2011, the Dodd-Frank Act eliminated the OTS, which historically has been our primary federal regulator and the primary federal regulator of the Bank.  At that time, the primary federal regulator of William Penn Bancorp became the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”), and the primary federal regulator for the Bank became the Office of the Comptroller of the Currency (“OCC”).  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  The Federal Reserve and OCC have provided a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act made significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.  The interim final regulations adopted by the Federal Reserve would require dividend waivers to be approved by members at least every 12 months.

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

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters. Under the implementing regulations adopted by the SEC, non-accelerated filers like William Penn Bancorp would not be required to have the say-on-pay vote until 2013.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  Although the restrictions on interchange fees, do not apply to banks, like William Penn Bank, that, together with their affiliates, have assets of less than $10 billion, the Bank may be required to lower its interchange fees to stay competitive.

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

Regulation of the Bank

General.  As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by federal banking regulators.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the FRB.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisory in effect prior to that date will continue in effect and shall be enforceable against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

The Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC will regularly examine the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC will have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  Neither the Company nor the Bank opted out of the Debt Guarantee Program but neither issued any debt thereunder.  The Bank did not opt out of the original Transaction Account Guarantee Program but did opt out of its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate could also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment could not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  Under the Home Owners’ Loan Act, savings institutions are required to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% of total adjusted assets and (3) risk-based capital equal to 8% of total risk-weighted assets.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the OCC may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OCC may restrict its activities.

For purposes of these capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights.  Tier 1 or core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks.  The Bank does not have any non-withdrawable accounts or pledged deposits.  Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships.  Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt and intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities.  The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, supplementary capital is limited to 100% of core capital.  For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and commercial construction loans.

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights generally range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.

Dividend and Other Capital Distribution Limitations.  Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file notice with the FRB and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to the Company.  A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The FRB may disapprove a notice and the OCC may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Test.  Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. Under the Dodd-Frank Act, a savings institution that fails to satisfy the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act.  To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from:  (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state.  In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Community Reinvestment Act.  Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Bank received a satisfactory CRA rating in its most recent CRA examination.

Federal Home Loan Bank System.   The Bank is a member of the FHLB of Pittsburgh, which is one of twelve regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding FHLB advances. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA Patriot Act.  The Bank is subject to the OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations of the OTS impose the following requirements with respect to financial institutions:

•
Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period.

•	Establishment of appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•
Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of the Company

General.   The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act.  As a result of the Dodd-Frank Act, it is now required to file reports with the FRB and is subject to regulation and examination by the FRB, as successor to the OTS.  The Company must also obtain regulatory approval from the FRB before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the FRB has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the FRB to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The FRB has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the FRB will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The FRB has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions.  As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the FRB regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the FRB either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the FRB will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the FRB before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the FRB would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by William Penn, MHC.  Effective with the transfer of OTS’s jurisdiction over savings and loan holding companies to the FRB (the “transfer date”), a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the FRB does not object.  The FRB may not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.

The FRB’s interim final rule on dividend waivers would require that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that as majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.  For mutual holding companies, like William Penn, MHC, that did not waive dividends prior to December 1, 2009, the waiver must be approved by a majority of the board of directors, with directors who own shares of the subsidiary or otherwise benefit from the dividend abstaining.  In addition, each director or officer of the mutual holding company or its affiliates and any employee stock benefit plan in which such director or officer participates that holds stock to which the waiver would apply must also waive the dividend.

Conversion of the MHC to Stock Form.  Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion.  In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company.  In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion.  Under the OTS regulations, the Company’s stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form.  The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the FRB.  Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the FRB will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

The FRB stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the Home Owners’ Loan Act.  The FRB expects these rules to be finalized in 2012 and implementation to begin in 2013.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of June 30, 2011, our investment in premises and equipment, net of depreciation and amortization, totaled $3.8 million. We currently have four full-service offices, as shown in the table below.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2011
			(In thousands)
Levittown	1967	Owned	$41,000
Morrisville	1973	Owned	$100,000
Richboro	1984	Owned	$193,000
Woodbourne	2011	Owned	$1,403,000

We also own a five-acre tract of land in Levittown, Pennsylvania with a net book value as of June 30, 2011 of approximately $1,871,000. There are presently three buildings on this property. Our operations center occupies one building, the other building is leased to a physicians group surgical center and another building is our fourth full-service office location which opened in April, 2011 for business.

We also own two adjacent single-family residential properties in Furlong and a property in Bensalem, Pennsylvania (within Bucks County) with a book value as of June 30, 2011 of approximately $265,000 and $319,000, respectively. We are currently holding these properties as potential future office sites.

Item 3.  Legal Proceedings

William Penn Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated against William Penn Bancorp or William Penn Bank as of June 30, 2011 that were expected to have a material effect on operations or income.

Item 4.  [RESERVED]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2011 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

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
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)           The consolidated balance sheet of William Penn Bancorp, Inc. as of June 30, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2011, together with the related notes and the independent auditors’ report of S. R. Snodgrass, A.C., independent registered accounting firm, at and for the years ended June 30, 2011 and 2010.

(2)           Schedules omitted as they are not applicable.

(2)           The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Charter of William Penn Bancorp, Inc. *
3(ii)	Bylaws of William Penn Bancorp, Inc. *
4.1	Specimen Stock Certificate of William Penn Bancorp, Inc. *
10.1 †	Directors Consultation and Retirement Plan **
10.2 †	Deferred Compensation Plan for Directors **
10.3 †	Restated Deferred Compensation Plan **
13	Annual Report to Stockholders for fiscal year ended June 30, 2011
21	Subsidiaries of the Registrant
23	Consent of S. R. Snodgrass, A.C.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
_______________
† *	Management contract or compensatory plan or arrangement. Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-148219)
**	Incorporated by reference from the identically numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAM PENN BANCORP, INC.
Date: October 12, 2011		/s/ Terry L. Sager
	By:	Terry L. Sager President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 12, 2011.

/s/ Terry L. Sager		/s/ Charles Corcoran
Terry L. Sager President, Chief Executive Officer and Director (Principal Executive Officer)		Charles Corcoran Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ Craig Burton		/s/ William J. Feeney
Craig Burton Director		William J. Feeney Chairman of the Board of Directors
/s/ William B.K. Parry, Jr.		/s/ Glenn Davis
William B.K. Parry, Jr. Director		Glenn Davis Director